Form 10-Q
period 1997-03-31
INTERNATIONAL PRECIOUS METALS CORP
filed 1997-07-02
CIK 818029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                         Commission File Number 0-16019

                    INTERNATIONAL PRECIOUS METALS CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                           Province of Ontario, Canada
 ------------------------------------------------------------------------------
                           (Jurisdiction of formation)

                                   86-0766060
                         Employer Identification Number

                   4633 S. 36th Place, Phoenix, Arizona 85040
 ------------------------------------------------------------------------------
                    (Address of principal executive officers)

                                 (602) 414-1830

                         (Registrant's telephone number)





Number of common shares outstanding on March 31, 1997: 16,586,090


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

                    INTERNATIONAL PRECIOUS METALS CORPORATION





                                    CONTENTS

Part 1.  Financial Information                                              Page

Item 1. Condensed Consolidated Financial Statements


         Consolidated Balance Sheets
           March 31, 1996 and 1997                                           4-5

         Consolidated Statements of Loss and Deficit
           Three Months Ended March 31, 1996 and 1997                          6

         Consolidated Statements of Cash Flow
           Three Months Ended March 31, 1996 and 1997                          7

         Consolidated Statements of Deferred Mineral Exploration Expenditures
           Three Months Ended March 31, 1996 and 1997                          8

         Notes to Consolidated Financial Statements                         9-17

Item 2.  Management's Discussion and Analysis of Financial                 18-19
             Condition and Results of Operations


Part II.  Other Information

Item 2.   Changes in Securities                                               20

Item 6.   Exhibits and Reports on Form 8-K                                    20

Currency

     All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. The following table sets forth (i) the rates of exchange for the Canadian dollar, expressed in United States dollars, in effect at the end of each of the periods indicated; (ii) the average of exchange rates in effect on the last day of each month during such periods; and (iii) the high and low exchange rates during each such periods, in each case based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York:


                                        Three months
                                           ended
                                          March 31,               Year ended December 31,
                                            1997      1996         1995           1994         1993         1992
                                            ----      ----         ----           ----         ----         ----
Rate at end of period.................    $.7228    $.7301       $.7323         $.7128       $.7544        $.7865
Average rate during period............     .7321     .7334        .7305          .7300        .7729         .8235
High..................................     .7487     .7515        .7527          .7632        .8046         .8757
Low...................................     .7228     .7215        .7023          .7103        .7439         .7761


On May 12,  1997,  the noon buying  rate for $1.00  Canadian  was $.7194  United
States.

                        INTERNATIONAL PRECIOUS METALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)
                                   (Unaudited)




                                                                             December 31,          March 31,
                                                                                 1996                 1997
                                                                           -----------------    -----------------
                                  ASSETS
CURRENT ASSETS

   Cash                                                                        $  2,644,000         $  6,309,000
   Other assets (Note 5)                                                          1,340,000            1,629,000
                                                                           -----------------    -----------------

   Total current assets                                                           3,984,000            7,938,000
                                                                           -----------------    -----------------


OTHER ASSETS

   Deferred mineral exploration expenditures (Note 6)                            13,050,000           13,809,000
   Capital assets (Note 7)                                                        1,030,000            1,312,000
                                                                           -----------------    -----------------

   Total other assets                                                            14,080,000           15,121,000
                                                                           -----------------    -----------------

   Total assets                                                                $ 18,064,000         $ 23,059,000
                                                                           =================    =================






   The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)
                                   (Unaudited)




                                                                             December 31,          March 31,
                                                                                 1996                 1997
                                                                           -----------------    -----------------
                               LIABILITIES

CURRENT LIABILITIES

   Accounts payable and accrued charges                                       $     553,000        $     403,000
   Debentures (Note 8)                                                              798,000              251,000
   Vehicle and equipment loans                                                       69,000               60,000
                                                                           -----------------    -----------------

   Total current liabilities                                                      1,420,000              714,000
                                                                           -----------------    -----------------

LONG TERM LIABILITIES

   Vehicle and equipment loans                                                      231,000              224,000
   Deferred premium on flow-through shares                                          464,000              464,000
                                                                           -----------------    -----------------

   Total long-term liabilities                                                      695,000              688,000
                                                                           -----------------    -----------------

   Total liabilities                                                              2,115,000            1,402,000
                                                                           -----------------    -----------------

CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY

   Share capital                                                                 47,590,000           53,566,000

   Deficit                                                                      (31,641,000)         (31,909,000)
                                                                           -----------------    -----------------

   Total stockholders' equity                                                    15,949,000           21,657,000
                                                                           -----------------    -----------------


   Total liabilities and stockholders' equity                                  $ 18,064,000         $ 23,059,000
                                                                           =================    =================


   The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                              (In Canadian Dollars)
                                   (Unaudited)




                                                      Three months ended
                                            March 31,              March 31,
                                               1996                   1997
                                         -----------------      ----------------

INCOME

   Interest Income                        $         4,000         $       36,000
                                         -----------------      ----------------

   Total Income                                     4,000                 36,000
                                         -----------------      ----------------


EXPENSES

   Debenture interest                                -                     -
   Administrative                                  94,000                769,000
   Amortization                                    16,000                 71,000
                                         -----------------      ----------------

   Total expenses                                 110,000                840,000
                                         -----------------      ----------------

LOSS FOR THE PERIOD                               106,000                804,000

DEFICIT, BEGINNING OF PERIOD                   29,000,000             31,105,570

COSTS OF ISSUING SHARES                              -                      -
                                         -----------------      ----------------


DEFICIT, END OF PERIOD                         29,000,000             31,909,000

LOSS PER SHARE (Note 11)                     $       0.01        $          0.05
                                         =================      ================


Weighted Average Number of
Common Shares Outstanding                      10,498,706             15,722,688
                                         =================      ================



   The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In Canadian Dollars)
                                   (Unaudited)



                                                                                        Three months ended
                                                                              March 31,                    March 31,
                                                                                 1996                         1997
                                                                           -----------------            -----------------
NET INFLOW (OUTFLOW) OF CASH RELATED TO
  THE FOLLOWING ACTIVITIES

     OPERATING:
      Loss for the period from continuing operations
       (less write-off of mineral exploration expenditures)                   $    (106,117)               $    (804,000)
      Items not affecting cash                                                       16,577                       69,000
                                                                           -----------------            -----------------
                                                                                    (89,540)                    (735,000)
                                                                           -----------------            -----------------
      Changes in non-cash working capital components affecting operations:
      Prepaids, deposits and accounts receivable                                     15,342                     (341,000)
      Accounts payable and accrued charges                                          (94,009)                     (50,000)
                                                                           -----------------            -----------------
                                                                                    (78,667)                    (391,000)
                                                                           -----------------            -----------------

      Mineral exploration expenditures                                           (1,043,128)                    (759,000)
                                                                           -----------------            -----------------
      Cash used in continuing operations                                         (1,211,335)                  (1,885,000)
      Discontinued petroleum operations                                                -                            -
                                                                           -----------------            -----------------
     Cash used in operating activities                                           (1,211,335)                  (1,885,000)

     INVESTING:
      Exploration advances                                                             -                            -
      Loans and advances                                                               -                            -
      Related party advances                                                         66,477                      (51,000)
      Related party shares                                                             -                            -
      Furniture, fixtures, and capital assets                                      (309,330)                    (375,000)
      Cash of acquired entities                                                        -                            -
      Investment                                                                       -                            -
      Acquisition of mineral rights to property                                        -                            -
                                                                           -----------------            -----------------
     Cash (used in) provided by investing activities                               (242,853)                    (426,000)
                                                                           -----------------            -----------------

     FINANCING:
      Issue of convertible debentures for cash                                         -                            -
      Debentures                                                                       -                        (547,000)
      Repayment of debenture                                                           -                            -
      Issue of shares for cash                                                    1,953,866                    6,512,000
      Premium on flow-through shares                                                   -                            -
      Costs of issuing shares                                                          -                            -
      Vehicle and equipment loans                                                      -                          11,000
                                                                           -----------------            -----------------
     Cash provided by financing activities                                        1,953,866                    5,976,000
                                                                           -----------------            -----------------

INCREASE (DECREASE) IN CASH DURING PERIOD                                           499,678                    3,665,000
CASH, BEGINNING OF PERIOD                                                           389,856                    2,644,000
                                                                           -----------------            -----------------
CASH, END OF PERIOD                                                           $     889,534                 $  6,309,000
                                                                           =================            =================



   The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
      CONSOLIDATED STATEMENTS OF DEFERRED MINERAL EXPLORATION EXPENDITURES
                              (In Canadian Dollars)
                                   (Unaudited)




                                                      Three months ended
                                                     March 31,     March 31,
                                                       1996          1997
                                                    -----------   ----------

PROPERTY

United States of America

             Engineering & Consulting              $ 1,014,000  $   651,000

             Exploration                                  --           --

             Option Fees                                  --           --
                                                   -----------  -----------

               Total                               $ 1,014,000  $   651,000
                                                   -----------  -----------


Canada


             Engineering & Consulting                     --           --

             Exploration                                29,000      108,000

             Option Fees                                  --           --
                                                   -----------  -----------

               Total                                    29,000      108,000
                                                   -----------  -----------

             Grand Total                           $ 1,043,000  $   759,000


Cumulative Mineral Property Costs
Deferred, beginning of period                        9,658,000   13,050,000
                                                   -----------  -----------

Cumulative Mineral Property Costs
Deferred, end of period                            $10,701,000  $13,809,000
                                                   ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997





1.   Presentation of Interim Information

     In the opinion of the management of International Precious Metals Corporation (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1997, and cash flows and the results of operations for the three months ended March 31, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the year ended December 31, 1996


2.   Business Organization

     The company is amalgamated under the laws of the Province of Ontario, Canada. In 1995 the company changed its name from International Platinum Corporation to International Precious Metals Corporation. On October 23, 1995, The company consolidated (reverse split) its issued and outstanding capital by changing each common share into one-tenth of a common share. Information pertaining to share capital, options, warrants and loss per share for 1996 and 1997 have been stated on a post consolidated (reverse split) basis.

3.   Continuation of business

     These consolidated financial statements have been prepared on a going concern basis which assumes the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     The company is a development stage corporation and as all of the company's properties are presently in the exploration stage, the continuation of the company as a going concern is dependent upon its ability to obtain equity financing to permit the further exploration and development of its properties.

     As well, it is the intention of the company's management to seek joint venture partners for several of the company's properties. To achieve this end, management has prepared detailed reports on each of the properties and engaged independent consultants to market the company's properties.

     The consolidated financial statements do not give effect to adjustments, if any, that may be necessary should the company be unable to continue as a going concern and be required to realize its assets and liquidate its liabilities in other than the normal course of business. In this event, the amounts realized on disposal of its assets may be substantially less than their recorded amounts.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997
4.   Significant accounting policies

   (a)  Basis of financial statement presentation

     The accompanying consolidated financial statements are prepared in accordance with the accounting principals generally accepted in Canada. The major difference between these accounting principles and those generally accepted in the United States is discussed in Note 10 of the Notes to the Consolidated Financial Statements. These financial statements include the accounts of its subsidiary,1020632 Ontario Inc. (Georgia Lake). Additionally, the accounts of Hellens-Eplett Mining Inc., Jamestown Platinum (Pty) Limited and South Africa Mining (Pty) Limited, corporate exploration joint ventures, have been included using the proportionate consolidation method. The exploration operations of these joint ventures were discontinued in 1995.

   (b) Deferred mineral exploration expenditures

     All direct expenditures related to the exploration and development of mineral properties in which the company has a continuing interest are deferred, pending the determination of the economic viability of the project. Costs related to projects terminated or abandoned are written-off; costs related to successful projects will be capitalized and amortized over the estimated life of the projects using a unit of production method.

   (c) Deferred premium on flow through shares

     The premium received on flow-through shares, representing the excess of the price paid by an investor for flow-through shares over the market value stipulated in the offering memorandum with respect to such shares, has been deferred and is written-off or amortized as the related projects on which the flow-through funds were expended are written-off or amortized.

   (d) Amortization

     Capital assets are stated at cost. Amortization is recorded at rates calculated to charge the cost of vehicles and office equipment and fixtures to operations over their estimated useful lives of five years on a straight line basis. Amortization relating to machinery and equipment used directly in the exploration of projects has been deferred. Maintenance and repairs are charged to operations as incurred. Gains and losses on disposals are calculated on the remaining net book value at the time of disposal and included in income.


   (e) Foreign currency translation

     Monetary assets and liabilities in foreign currencies have been translated into Canadian dollars at the exchange rates prevailing at the balance sheet date. Other assets and liabilities, revenue and expenses arising from foreign currency transactions have been translated at the exchange rate prevailing at the date of the transaction. Gains and losses arising from these translation policies are included in income.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


5. Other assets                                                March 31
                                                               --------
      Related parties                                    1996             1997
                                                         ----             ----
       -   Advances ( Note 8)                        $ 565,000       $ 1,095,000

       -  Investment in common shares, at cost
              Namibian Copper Mines Inc., 1% interest    -0-             409,000

      Prepaids, deposits and sundry receivables        132,000           125,000
                                                     ---------------------------
                                                     $ 697,000       $ 1,629,000
                                                     ===========================

The advances to related parties are unsecured, non-interest bearing and have no specific terms of repayment.


6. Deferred mineral exploration expenditures

     Presented below is a discussion of the status of each of the company's significant mineral properties.

     (a)  Black Rock Property

     The Company holds rights to unpatented mining claims on federal land administered by the U.S. Bureau of Land Management located approximately 92 miles west of Phoenix, Arizona (the "Black Rock Property"). On May 9, 1997, the Company entered into an agreement with an affiliate of Phoenix International Mining, Inc. ("Phoenix") pursuant to which a wholly-owned subsidiary of the Company will pay an aggregate of US$27,000,000 to Phoenix's affiliate, consisting of US$17,000,000 in cash and 1,000,000 common shares valued at US$10.00 per share, to acquire all of the rights to the unpatented mining claims comprising the Black Rock Property which the Company does not presently own. As the first of two payments under the Purchase Agreement, the Company's subsidiary on May 9, 1997 paid to Phoenix's affiliate US$500,000 plus 4,000,000 common shares (of which 3,000,000 common shares will be held by Phoenix's affiliate to secure the Company's obligation to make the second payment). The Company's subsidiary will make a second payment of US$16,500,000 on July 15, 1997 (at which time Phoenix's affiliate will return 3,000,000 common shares to the Company). The Company expects to raise cash for the second payment through private placements of its securities, but its ability to do so will depend on factors beyond its control, including economic and market conditions.

     On May 1997, the Company acquired rights to an additional 40 square miles north of and contiguous to the Black Rock Property by staking and filing lode claims (each relating to a 40-acre area) and placer claims (each relating to a 160-acre area) with respect to that area. Aerial photography, regional and detailed geological mapping, sampling, a geophysical survey and compilation of existing and new data is currently under way to generate potential drill targets in the area.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


6. Deferred mineral exploration expenditures(continued)

     The Company is continuously striving to optimize its gold and PGM recovery techniques and advancing to large-scale testing. This test work is also invaluable with regard to establishing a head grade of the Black Rock Property mineralization. To that end, the Company has under development fire assay procedures on raw Black Rock Property samples, gravity concentrates and evaporative residues from leach solutions. The fire assay development is yielding positive results with gold and PGM produced as physical metal prills. Non-destructive elemental determination has been used to verify elemental composition of the metal prills recovered by fire assay procedures. Examples of successful fire assay procedures for gold, platinum and rhodium are shown in the electron microphotographs and elemental spectrographs (plotted via Emission Dispersion Spectroscopy). Fire assay will eventually be applied toward the Black Rock Property as the "yard stick" by which all recovery procedures will be measured regarding amenability and efficiency.

     IPM has launched further drilling and exploration work on the Black Rock Property to more fully and completely define the extent of the precious metal deposit. The new exploration drilling began March 17, 1997. The reverse circulation drilling, on one kilometer spacings, drilling to bedrock, will test material in areas previously unexplored by the Company on the property. This drilling will also provide important data on the surrounding eight square kilometers believed to make up the larger portion of the observed geochemical anomaly.

     (b)  Big Trout Lake

     The Company holds an interest in 223 claims, totaling 8,920 acres, on a property located near Big Trout Lake in northwestern Ontario, Canada, approximately 400 miles north of Thunder Bay. An expenditure of approximately $200,000 is necessary to keep the property in good standing. Since 1990, the company has limited its work on the property because of financial constraints. Joint venture partners are being sought to assist with the exploration funding for this prospect.

     (c)  Eagle Lake

     The Company holds 327 claims, consisting of 10,320 acres, located 20 miles west-southwest of Dryden, Ontario, Canada. All of these claims are in good standing at least until 1999. Drilling from lake ice, 600 meters of core drilling was completed in early 1997. Each of the two drill holes intersected massive sulfides up to 10 meters in width, with no visible precious metals. One distinct zone of sphalerite (zinc) with a true width of 0.9 meters was also intersected. Assays are yet to be received. The expenditures upon these claims will enable them to be held in good standing.

     The Company has done limited work on the property since 1990, but still holds an interest in the ground and, subject to the availability of funds, plans to explore the property when conditions are favorable.

     (d)  Georgia Lake

     The Company holds 14 claims covering 710.7 acres located at the west end of Georgia Lake, 144 kilometers northeast of Thunder Bay, in northwestern Ontario, Canada. The claims are held under fourteen 10-year leases which are in good standing until June 1, 2001 and thirteen 2 1-year leases which are in default. This property is held by the Company as a strategic reserve as it expects lithium to become of interest and value with the advent of electric autos. Subject to the availability of funds the Company intends to undertake further exploration on the property through additional geological and other research and analysis, and, to the extent consistent with this analysis, the design and implementation of a core drilling program.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997



6. Deferred mineral exploration expenditures(continued)

     (e)  Gold Hill

     In 1995, the company entered into a four year agreement for the rights to explore the Gold Hill property. Additionally, within the terms of the agreement the company may purchase the rights to the property for US$1,000,000


7. Capital assets
                                               Accumulated           Net
                                        Cost   amortization    1996       1997
                                        --------------------------------------
Machinery and equipment ............   $591,000   $ 94,000   $182,000   $497,000
Vehicles ...........................    462,000     65,000    122,000    397,000
Office Equipment and fixtures ......    507,000     89,000    124,000    418,000


                                    $ 1,560,000  $ 248,000  $ 428,00  $1,312,000
                                    ============================================


8. Debentures

     The company has not paid the amount outstanding on a debenture of $ 250,000 by its due date and is negotiating the settlement of this amount. This amount remains outstanding at March 31, 1997.

     Relating to the Black Rock properties, the Company issued in 1995 to Phoenix International Mining (Phoenix") debentures totaling $3,274,000 (US$2,400,000). These debentures were convertable into common shares and bear interest starting in 1996. During 1996, the company repaid $2,726,000 (US$2,000,000) of debentures using cash of $2,026,000 (US$1,500,000) and issuing 303,000 common shares for $700,000.

     Accounts payable includes $186,000 in unpaid debenture interest, including interest on a debenture discharged in 1994.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997



9. Related party transactions

     Other assets (Note 5) relate to amounts from and investment in corporations which have senior management in common with the company.

     In addition to items disclosed separately in the financial statements, the following transactions took place in the normal course of business with related parties. These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     (a) At March 31, 1997, the company incurred legal and secretarial fees provided by directors and senior officers of the company amounting to $25,000 ( 1996 $12,700). These fees have been charged to administrative expense.

     (b) At March 31, 1997, consulting fees were charged by directors and senior officers of the company amounting to $98,000(1996 - $55,000). Of the total fees, $70,000(1996 $36,000) has been charged to administrative expenses and $28,000(1996$19,000) pertaining to time spent overseeing the Black Rock exploration has been included in the company's deferred mineral exploration expenditures.

10. Contingencies

     (a)  Interest on debenture

          In 1994, the company negotiated a settlement of a $500,000 debenture plus a portion of interest owing. As of December 31, 1996, the amount of the interest owing is currently in dispute due to alternate methods used in interest calculation. The company is negotiating a settlement of this dispute and an additional amount of $75,000 may become payable.

     (b)  Recovery of deferred mineral exploration expenditures

          The recoverability of deferred expenditures is dependent upon various factors, including the existence of economically recoverable reserves, the ability to obtain the necessary financing to complete development of future profitable operations or profitable disposal of the properties. Pending the profitable operation or disposal of a property, cash requirements must be provided by future debt or equity financing.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


11. Differences between accounting principles generally accepted in Canada and those in the Unite States

     The financial statements are prepared in accordance with accounting principles generally accepted in Canada. In these financial statements, the major differences between accounting principles generally accepted in Canada( "Canadian GAAP") and those in the United States ("US GAAP") are as follows:


     (a) The company follows the practice of charging share issue cost to the deficit account. Under U.S. GAAP, such costs would be charged to the share capital account. Although this difference does not affect net shareholders' equity, under U.S. GAAP the company's share capital and deficit accounts would be reduced as indicated below.


     (b) The company follows the practice of accounting for the premium on flow-through shares as a deferred credit which is written-off or amortized as the related project expenditures, on which the flow through funds are expended, are written off or amortized. Under U.S. GAAP, this premium would be treated as a reduction of deferred mineral exploration expenditures. Although this difference does not affect net loss, the deferred premium on follow-through shares would be eliminated and deferred mineral exploration expenditures would be reduced as indicated below.


     (c) A business combination in 1986 was accounted for using the purchase method of accounting. Under U.S. GAAP, this business combination would have been accounted for as a pooling of interests. This difference does not affect net loss for the three months ended March 31, 1996 and 1997. The deferred exploration expenditures would have been reduced by $605,000 as at March 31, 1996 and 1997, and the company's share capital account would have been reduced by $676,000 as at March 31, 1996 and 1997.


     (d) U.S. GAAP does not follow the practice of deferral of period costs such as certain administrative expenses. This difference would have increased the net loss and decreased the deferred exploration expenditures by $290,000 for the year ended December 31, 1995. This difference does not affect net loss for the three months ending March 31, 1996 and 1997.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997


11. Differences between accounting principles generally accepted in Canada and those in the United States(con't).


     The effect of these differences on the financial statements is as follows:

                                                                        March 31

      (a) Balance Sheet                                         1996              1997
          Deferred mineral exploration expenditures
            Under Canadian GAAP                           $  7,080,000         $13,809,000
            Premium on flow-through shares - (b) above        (464,000)           (464,000)
            Pooling - (c) above                               (605,000)           (605,000)
            Period costs - (d) above
                                                           --------------------------------

            Under U.S. GAAP                                $ 6,911,000         $12,740,000
                                                           ===============================
          Deferred premium on flow through shares
            Under Canadian GAAP                            $   464,000         $   464,000
            Applied to deferred mineral exploration
               expenditures - (b) above                       (464,000)        $  (464,000)
                                                           --------------------------------
            Under U.S. GAAP                                $      -           $       -
                                                           ================================
          Share capital
            Under Canadian GAAP                            $35,842,000         $53,566,000
            Share issue Costs - (a) above                         -               (536,000)
            Pooling - (c) above                               (676,000)           (676,000)
                                                           --------------------------------

            Under U.S. GAAP                                $35,166,000         $52,354,000
                                                           ================================
          Deficit
            Under Canadian GAAP                            $29,000,000         $31,909,000
            Share issue costs - (a) above                         -                   -
            Pooling - (c) above                                (71,000)            (71,000)
            Period costs - (d) above                       --------------------------------

            Under U.S. GAAP                                $28,929,000         $31,838,000

                                                           ================================

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997



11. Differences between accounting principles generally accepted in Canada and those in the United States(con't).


     (b)  Statement of loss and deficit:


                                                               March 31
                                                               --------
                                                           1996          1997
                                                           ----          ----

        Net loss for the period under Canadian GAAP     $106,000       $804,000

        Pooling Adjustments - (c) above                     -              -


        Period cost adjustment - (d) above              ________      _________

        Net loss for the period under U.S. GAAP         $106,000       $804,000

                                                        =======================

        Loss per share (Note 9) - under U.S. GAAP           $.01           $.05

                                                            ====           ====


12. Subsequent events

     On May 9, 1997, the Company entered into an agreement with an affiliate of Phoenix International Mining, Inc.(Phoenix), pursuant to which a wholly owned subsidiary of the Company will pay an aggregate of US$27,000,000 to Phoenix's affiliate, consisting of US$17,000,000 in cash and 1,000,000 common shares valued at US$10.00 per share, to acquire all of the rights to the unpatented mining claims comprising the Black Rock Property which the Company does not presently own. As the first two payments under the Purchase Agreement, the Company's subsidiary on May 9, 1997 paid to Phoenix's affiliate US$500,000 plus 4,000,000 common shares (of which 3,000,000 common shares will be held by Phoenix's affiliate to secure the Company's obligation to make the second payment). The Company's subsidiary will make the second payment of US$16,500,000 on July 15, 1997 (at which time Phoenix will return 3,000,000 common shares to the Company). The Company expects to raise cash for the second payment through private placement of its securities, but its ability to do so will depend on factors beyond its control, including economic and market conditions.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

Liquidity, Capital Resources and Limited Operations

From inception, July 22, 1980, to the end of 1986, the Company's sole activity related to the exploration for and investigation of precious metal deposits in Canada and the United States. In early 1987, the Company entered into an agreement to participate in an oil exploration program in the State of Illinois; in June 1987, the resulting oil wells commenced production and the Company realized its first operating operating revenues. The Company has financed virtually all of its exploration activities through various equity financings, which continue to be the Company's major source of capital. Interest income realized from excess cash balances has been applied to the Company's administrative costs. Exploration for precious metals continues to be the Company's major activity. The company acquires its interests in various properties either by its own grass roots exploration efforts, or by participation in the exploration of properties owned by others, in which case the Company may earn an interest in the properties by the expenditure of its funds on the properties or by making payments or issuing its shares to the property owner. Conversely, the Company may allow others to earn an interest in its properties by the expenditure of their funds on the exploration of the Company's properties..

In 1996, proceeds from shares issued totaled $12,841,000 and exploration activities resulted in expenditures of $3,290,000. At March 31, 1997, the Company has cash resources of approximately $3,665,000.

Of the 16,586,090 common shares of the Company outstanding on March 31, 1997, 459,473 were "flow-through" shares. "Flow-through" shares are common shares of the company issued to investors under the terms of agreements which provide that the funds received will be expended on Canadian Explorations Expenditures("CEE"), as defined in the Income Tax Act Canada, and that unexpended funds will be held in trust. The CEE so incurred are deductible for income tax purposes only by the shareholder and, accordingly, are not available to the company.

At March 31, 1997, the Company had a working capital surplus of $7,224,000. Current assets were $7,938,000, compare to current liabilities of $714,000, for a current ratio of 12 to 1. This compares to current assets of $3,984,000, and current liabilities of $1,420,000 at December 31, 1996, resulting in a current ratio of 3 to 1. The Company's liquidity needs are generally being met from its available cash resources.

The Company during the quarter ended March 31, 1997 made non-interest bearing loans to Namibian Copper Mines Inc.("Namibian") to cover the operating expenses of Namibian, including the salaries of its executive officers. Namibian is controlled by Alan Doyle and shares office space with the company. Several of the executive officers of Namibian also are executive officers of the Company. At March 31, 1997, Namibian owed $419,000 to the Company an account of such loans. Failure of Namibian to repay such loans would have a negative effect on the liquidity and capital resources of the Company.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 .

The Company is in default on an outstanding debenture in the amount of $250,000 and is negotiating with the holder of the debenture. A failure of such negotiations could have a negative effect on the liquidity and capital resources of the Company.

Results of Operations

1997 Compared to 1996

The loss for the three months ended March 31, 1997 of $804,000 was larger than the loss for 1996 of $106,000 due primarily to increases in administrative expenses.

Administration costs of $769,000 for the three months ended March 31, 1997 have increased from $94,000 for the three months ended March 31, 1996, primarily because of increased consulting fees and increased compensation and office expenses relating to a major expansion of exploration activities by the Company.

Impact of Inflation on the Company

The Company has no control over the prices of the products in which it deals, i.e., precious metals. The prices of these commodities are determined by world markets and are subject to volatile fluctuation over short periods of time.

To date, the major impact of inflation on the Company has been with respect to costs which have increased moderately in recent years in North America, where most of the Company's activities take place.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

The Company during the first quarter of 1997 made the following issuances within the United States in reliance on the private offering exemption provided by
Section 4(2) of the Securities Act of 1933, as amended:


Date                        Number of Shares              Aggregate Price
----                        ----------------              ---------------
January 24                         3,750                       $6,750
March 5                           18,000                       50,400
March 7                            5,000                       14,000






Item 6 - Exhibits are reports on Form 8-K


          (a)  No exhibits

          (b)  No reports were filed on Form 8-K this quarter

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     International Precious Metals Corporation



June 20, 1997
                                     /s/ Billie J. Allred
                                     ----------------------------------
                                     Billie J. Allred
                                     Chief Financial Officer


June 20, 1997

                                     /s/Tanya Nelson
                                     ----------------------------------
                                     Tanya Nelson
                                     Chief Accounting Officer