Form 10-Q
period 1997-06-30
INTERNATIONAL PRECIOUS METALS CORP
filed 1997-08-14
CIK 818029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-16019

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                    -----------------------------------------
             (Exact name of Registrant as specified in its Charter)

                           Province of Ontario, Canada
                           ---------------------------
                           (Jurisdiction of formation)

                                   86-0766060
                         Employer Identification Number

                  4633 South 36th Place, Phoenix, Arizona 85040
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (602) 414-1830

                         (Registrant's telephone number)




The registrant had 20,778,263 shares of outstanding common shares as of August 13, 1997.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

INTERNATIONAL PRECIOUS METALS CORPORATION



CONTENTS

Part 1. Financial Information                                               Page

Item 1. Condensed Consolidated Financial Statements

          Consolidated Balance Sheets June 30, 1996 and 1997                 4-5

          Consolidated  Statements of Loss and Deficit Six Months
           Ended June 30, 1996 and 1997                                       6

          Consolidated Statements of Cash Flow
           Six Months Ended June 30, 1996 and 1997                            7

          Consolidated Statements of Deferred Mineral Exploration
           Expenditures Six Months Ended June 30, 1996 and 1997               8

          Notes to Consolidated Financial Statements                          9

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                                  17

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 6. Exhibits and Reports on Form 8-K                                     20

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


                                Six Months
                                  Ended
                                 June 30,                            Year ended December 31,
                                  1997               1996          1995           1994          1993           1992
Rate at end of period          $ 0.7241          $  0.7301     $  0.7323        $  0.7128    $  0.7544      $  0.7865
Average rate during period     $ 0.7268             0.7334        0.7305           0.73         0.7729         0.8235
High                           $ 0.7487             0.7515        0.7527           0.7632       0.8046         0.8757
Low                            $ 0.7145             0.7215        0.7023           0.7103       0.7439         0.7761



On August 11, 1997, the noon buying rate for $1.00 Canadian was $.7177 United States

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)
                                   (Unaudited)





                                                                     December 31,        June 30,
                                                                         1996              1997
                                                                  ----------------    --------------
                       ASSETS

CURRENT ASSETS

   Cash                                                               $  2,644,000      $  2,391,000
   Other assets (Note 5)                                                 1,340,000         2,021,000
                                                                  ----------------    --------------

   Total current assets                                                  3,984,000         4,412,000
                                                                  ----------------    --------------


OTHER ASSETS

   Acquisition of mineral rights                                                 -         1,105,000
   Deferred mineral exploration expenditures (Note 6)                   13,050,000        15,373,000
   Capital assets (Note 7)                                               1,030,000         1,627,000
                                                                  ----------------    --------------

   Total other assets                                                   14,080,000        18,105,000
                                                                  ----------------    --------------

   Total assets                                                       $ 18,064,000      $ 22,517,000
                                                                  ================    ==============




  The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)
                                   (Unaudited)


                                                                    December 31,          June 30,
                                                                       1996                1997
                                                                   ---------------     -------------
                       LIABILITIES

CURRENT LIABILITIES

   Accounts payable and accrued charges                              $     553,000      $    959,000
   Debentures (Note 8)                                                     798,000           251,000
   Vehicle and equipment loans                                              69,000            60,000
                                                                    --------------      ------------

   Total current liabilities                                             1,420,000         1,270,000
                                                                    --------------      ------------

LONG TERM LIABILITIES

   Vehicle and equipment loans                                             231,000           310,000
   Deferred premium on flow-through shares                                 464,000           464,000
                                                                     -------------      ------------

   Total long-term liabilities                                             695,000           774,000
                                                                      ------------      ------------

   Total liabilities                                                     2,115,000         2,044,000
                                                                     -------------      ------------

CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY

   Share capital                                                        47,590,000        54,347,000

   Deficit                                                             (31,641,000)      (33,874,000)
                                                                     -------------      ------------

   Total stockholders' equity                                           15,949,000        20,473,000
                                                                     -------------      ------------


   Total liabilities and stockholders' equity                         $ 18,064,000      $ 22,517,000
                                                                     =============      ============



  The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                              (In Canadian Dollars)
                                   (Unaudited)



                                                     Three months ended                            Six months ended
                                                June 30,             June 30,                June 30,            June 30,
                                                  1996                 1997                    1996                1997
                                            ----------------     ----------------        ----------------     ---------------
INCOME

   Interest Income                              $     31,000         $     61,000            $     35,000        $     99,000
                                            ----------------     ----------------        ----------------     ---------------

   Total Income                                       31,000               61,000                  35,000              99,000
                                            ----------------     ----------------        ----------------     ---------------


EXPENSES

   Debenture interest                                      -                    -                       -                   -
   Administrative                                    201,000            1,395,000                 295,000           2,166,000
   Amortization                                       38,000               94,000                  55,000             165,000
                                            ----------------     ----------------        ----------------     ---------------

   Total expenses                                    239,000            1,489,000                 350,000           2,331,000
                                            ----------------     ----------------        ----------------     ---------------

LOSS FOR THE PERIOD                                  208,000            1,428,000                 315,000           2,232,000

DEFICIT, BEGINNING OF PERIOD                      29,288,000           31,909,000              29,181,000          31,105,000

COSTS OF ISSUING SHARES                              356,000              536,000                 356,000             536,000
                                            ----------------     ----------------        ----------------     ---------------


DEFICIT, END OF PERIOD                            29,852,000           33,873,000              29,852,000          33,873,000

LOSS PER SHARE (Note 11)                        $       0.02         $       0.08            $       0.03        $       0.13
                                            ================     ================        ================     ===============


Weighted Average Number of
Common Shares Outstanding                         10,875,705           17,813,788              10,875,705          17,813,788
                                            ================     ================        ================     ===============



  The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In Canadian Dollars)
                                   (Unaudited)


                                                                                           Six months ended
                                                                                June 30,                      June 30,
                                                                                  1996                          1997
                                                                            -----------------             -----------------
NET INFLOW(OUTFLOW) OF CASH RELATED TO
  THE FOLLOWING ACTIVITIES

     OPERATING:
      Loss for the period from continuing operations
       (less write-off of mineral exploration expenditures)                    $     (315,000)                 $ (2,232,000)
      Items not affecting cash                                                       (638,000)                      154,000
                                                                            -----------------             -----------------
                                                                                     (953,000)                   (2,078,000)
                                                                            -----------------             -----------------

      Changes in non-cash working capital components affecting operations:
      Prepaids, deposits and accounts receivable                                       98,000                      (598,000)
      Accounts payable and accrued charges                                           (284,000)                      637,000
                                                                            -----------------             -----------------
                                                                                     (186,000)                       39,000
                                                                            -----------------             -----------------

      Mineral exploration expenditures                                             (1,747,000)                   (2,324,000)
                                                                            -----------------             -----------------
      Cash used in continuing operations                                           (2,886,000)                   (4,363,000)
      Discontinued petroleum operations                                                     -                             -
                                                                            -----------------             -----------------
     Cash used in operating activities                                             (2,886,000)                   (4,363,000)

     INVESTING:
      Related party advances                                                         (409,000)                      (83,000)
      Furniture, fixtures, and capital assets                                        (952,000)                     (752,000)
      Acquisition of mineral rights to property                                             -                    (1,105,000)
                                                                            -----------------             -----------------
     Cash (used in) provided by investing activities                               (1,361,000)                   (1,940,000)
                                                                            -----------------             -----------------

     FINANCING:
      Debentures                                                                            -                      (547,000)
      Issue of shares for cash                                                      7,844,000                     6,757,000
      Costs of issuing shares                                                        (357,000)                            -
      Vehicle and equipment loans                                                           -                      (160,000)
                                                                            -----------------             -----------------
     Cash provided by financing activities                                          7,487,000                     6,050,000
                                                                            -----------------             -----------------

INCREASE (DECREASE) IN CASH DURING PERIOD                                           3,240,000                      (253,000)
CASH, BEGINNING OF PERIOD                                                             390,000                     2,644,000
                                                                            -----------------             -----------------
CASH, END OF PERIOD                                                              $  3,630,000                  $  2,391,000
                                                                            =================             =================


  The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
      CONSOLIDATED STATEMENTS OF DEFERRED MINERAL EXPLORATION EXPENDITURES
                              (In Canadian Dollars)
                                   (Unaudited)


                                                                            Six months ended
                                                                   June 30,               June 30,
                                                                    1996                    1997
                                                                -------------         ---------------
PROPERTY
--------

       United States of America
       ------------------------

                    Engineering & Consulting                    $  1,698,000            $   1,355,000

                    Exploration                                            -                  821,000

                    Option Fees                                        4,000                        -

                                                                ------------            -------------

                      Total                                     $  1,702,000            $   2,176,000
                                                                ------------            -------------


       Canada
       ------------

                    Engineering & Consulting                               -                        -

                    Exploration                                       45,000                  148,000

                    Option Fees                                            -                        -

                                                                ------------            -------------

                      Total                                           45,000                  148,000
                                                                ------------            -------------

                    Grand Total                                 $  1,747,000            $   2,324,000


       Cumulative Mineral Property Costs
       Deferred, beginning of period                               5,851,000               13,049,000
                                                                ------------            -------------

       Cumulative Mineral Property Costs
       Deferred, end of period                                  $  7,598,000             $  15,373,000
                                                                ============             =============



  The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PRECIOUS METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Presentation of Interim Information

     In the opinion of the management of International Precious Metals Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1997, and cash flows and the results of operations for the six months ended June 30, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 1996.


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


4.   Significant accounting policies

     (a)  Basis of financial statement presentation

          The accompanying consolidated financial statements are prepared in accordance with the accounting principals generally accepted in Canada. The major difference between these accounting principles and those generally accepted in the United States is discussed in Note 11 of the Notes to the Consolidated Financial Statements. These financial statements include the accounts of its subsidiary, 1020632 Ontario Inc. (Georgia Lake). Additionally, the accounts of Hellens-Eplett Mining Inc., Jamestown Platinum (Pty) Limited and South Africa Mining
          (Pty) Limited, corporate exploration joint ventures, have been included using the proportionate consolidation method. The exploration operations of these joint ventures were discontinued in 1995.

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

5.   Other assets                                              June 30
                                                               -------
     Related parties                                     1996          1997
                                                         ----          ----
     -  Advances ( Note 9)                             $257,000     $1,136,000

     -  Investment in common shares, at cost
           Namibian Copper Mines Inc., 1% interest      409,000        409,000

     Prepaids, deposits and sundry receivables          369,000        476,000
                                                        ----------------------

                                                     $1,035,000     $2,021,000
                                                     =========================

The advances to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

6.   Deferred mineral exploration expenditures

     Presented below is a discussion of the status of each of the Company's significant mineral properties.

     (a)  Black Rock and Black Rock Extended

          The Company holds rights to unpatented mining claims on federal land administered by the U.S. Bureau of Land Management located approximately 92 miles west of Phoenix, Arizona (the "Black Rock Property"). On May 9, 1997, the Company entered into an agreement with Omega Investment Corporation, an affiliate of Phoenix International Mining, Inc.("Omega"), pursuant to which International Precious Metals of Arizona ("IPMA"), a wholly owned subsidiary of the Company, agreed to pay an aggregate of US$27,000,000 to Omega, consisting of
          US$17,000,000 in cash and 1,000,000 common shares of the Company valued at US$10.00 per share, to acquire all of the rights to the unpatented mining claims comprising the Black Rock Property which the Company does not presently own. As the first two payments under the Purchase Agreement, IPMA and the Company on May 9, 1997 paid to Omega US$500,000 plus 4,000,000 common shares (of which 3,000,000 common shares will be held by Omega to secure the obligation of IPMA and the Company to make the second payment). Pursuant to an agreement made by the Company, Omega and IPMA as of July 29, 1997 (the "Extension Agreement"), (i) the last date for the second payment was extended from July 15, 1997 to October 15, 1997, (ii) the Company and IPMA will pay to Omega US$5,000 plus a number (initially 500 and increasing periodically to 1,500 as specified below) of common shares of the Company per day for each day from July 15, 1997 to the date of the second payment and (iii) the

          Company and IPMA will issue and transfer to Omega an additional 3,000,000 common shares of the Company as security for the second payment. The number of common shares payable is 500 for each day from July 15 through August 15, 1,000 for each day from August 16 through September 15, and 1,500 for each day from September 16 through October
          15. Upon receipt of the second payment, Omega is obligated to return 6,000,000 common shares of the Company. (The Extension Agreement is filed as an exhibit to this Report and is incorporated herein by reference, and the descriptions of the Extension Agreement herein are qualified by reference to the full text of the Extension Agreement.) The Company expects to raise cash for the second payment through private placements of its securities, but its ability to do so will depend on factors beyond its control, including economic and market conditions.

          In May 1997, the Company acquired rights to an additional 40 square miles north of and contiguous to the Black Rock Property by staking and filing lode claims (each relating to a 40-acre area) and placer claims (each relating to a 160-acre area) with respect to that area. Aerial photography, regional and detailed geological mapping, sampling, a geophysical survey and compilation of existing and new data is currently under way to generate potential drill targets in the area.

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

     (d)  Georgia Lake

          The Company holds 14 claims covering 710.7 acres located at the west end of Georgia Lake, 144 kilometers northeast of Thunder Bay, in northwestern Ontario, Canada. The claims are held under fourteen 10-year leases which are in good standing until June 1, 2001 and thirteen additional leases which are in default. This property is held by the Company as a strategic reserve as it expects lithium to become of interest and value with the advent of electric autos. Subject to the availability of funds the Company intends to undertake further exploration on the property through additional geological and other research and analysis, and, to the extent consistent with this analysis, the design and implementation of a core drilling program.

     (e)  Gold Hill

          In 1995, the Company entered into a four year agreement for the rights to explore the Gold Hill property. Additionally, within the terms of the agreement the Company may purchase the rights to the property for US$1,000,000

7.   Capital assets


                                                        Accumulated
                                                       amortization
                                            Cost      at June 30, 1997   June 30, 1997
                                       -----------------------------------------------
Machinery and equipment                 $   719,000        $   128,000     $   590,000
Vehicles                                    593,000             84,000         590,000
Office Equipment and fixtures               648,000            119,000         528,000
                                       -----------------------------------------------

                                        $ 1,960,000        $   331,000      $1,627,000
                                       ===============================================


     At December 31, 1996,  the costs of the Company's  machinery and equipment,
     vehicles  and  office   equipment   and   fixtures,   net  of   accumulated
     amortization, were $337,000, $311,000 and $382,000, respectively.

8.   Debentures

     The Company has not paid the amount outstanding on a debenture of $ 250,000 by its due date and is negotiating the settlement of this amount. This amount remains outstanding at June 30, 1997.

     Relating to the Black Rock properties, the Company issued in 1995 to Phoenix International Mining (Phoenix") debentures totaling $3,274,000 (US$2,400,000). These debentures were convertible into common shares and bear interest starting in 1996. During 1996, the Company repaid $2,726,000 (US$2,000,000)of debentures using cash of $2,026,000 (US$1,500,000) and issuing 303,000 common shares for $700,000.

     Accounts payable includes $186,000 in unpaid debenture interest, including interest on a debenture discharged in 1994.

9.   Related party transactions

     Other  assets  (Note  5)  relate  to  amounts  from  and   investments   in
     corporations which have senior management in common with the Company.

     In addition to items disclosed separately in the financial statements, the following transactions took place in the normal course of business with related parties. These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     (a) During the quarter ended June 30, 1997, the Company incurred legal and secretarial fees provided by directors and senior officers of the Company amounting to $55,000 ( 1996 $12,300). These fees have been charged to administrative expense.

     (b) During the quarter ended June 30, 1997, consulting fees were charged by directors and senior officers of the Company amounting to $139,000 (1996 $90,000). Of the total fees, $93,000 (1996 $64,000) has been charged to administrative expenses and $46,000 (1996 $26,000) pertaining to time spent overseeing the Black Rock exploration has been included in the Company's deferred mineral exploration expenditures.

10.  Contingencies

     (a)  Interest on debenture

          In 1994, the Company negotiated a settlement of a $500,000 debenture plus a portion of interest owing. As of June 30, 1997, the amount of the interest owing is currently in dispute due to alternate methods used in interest calculation. The Company is negotiating a settlement of this dispute and an additional amount of $75,000 may become payable.

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

     (c) The Company is obligated to make a payment of US$16,500,000 to Omega and to pay to Omega US$5,000 plus a number (initially 500 and increasing periodically to 1,500) of common shares of the Company per day for each day from July 15, 1997 until such payment is made. Omega holds 6,000,000 common shares of the Company as security for the performance of the obligations of the Company and IPMA. See Note 6(a).

11. Differences between accounting principles generally accepted in Canada and those in the United States

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

     (b) The Company follows the practice of accounting for the premium on flow-through shares as a deferred credit which is written-off or amortized as the related project expenditures, on which the flow through funds are expended, are written off or amortized. Under U.S. GAAP, this premium would be treated as a reduction of deferred mineral exploration expenditures. Although this difference does not affect net loss, the deferred premium on flow-through shares would be eliminated and deferred mineral exploration expenditures would be reduced as indicated below.

     (c) A business combination in 1986 was accounted for using the purchase method of accounting. Under U.S. GAAP, this business combination would have been accounted for as a pooling of interests. This difference does not affect net loss for the six months ended June 30, 1996 and 1997. The deferred exploration expenditures would have been reduced by $605,000 as at June 30, 1996 and 1997, and the Company's share capital account would have been reduced by $676,000 as at June 30, 1996 and 1997.

     (d) U.S. GAAP does not follow the practice of deferral of period costs such as certain administrative expenses. This difference would have increased the net loss and decreased the deferred exploration expenditures by $290,000 for the year ended December 31, 1996. This difference does not affect net loss for the six months ending June 30, 1996 and 1997.



                                                                          June 30
                                                                          -------
(a)      Balance Sheet                                               1996             1997
                                                                     ----             ----
         Deferred mineral exploration expenditures
             Under Canadian GAAP                                 $ 7,598,000       $16,478,000
             Premium on flow-through shares - (b) above             (464,000)         (464,000)
             Pooling - (c) above                                    (605,000)         (605,000)
             Period costs - (d) above                         ---------------------------------

             Under U.S. GAAP                                     $ 6,529,000       $15,409,000
                                                              =================================


         Deferred premium on flow through shares
             Under Canadian GAAP                                 $   464,000       $   464,000
              Applied to deferred mineral exploration
                expenditure - (b) above                             (464,000)      $  (464,000)
                                                              ---------------------------------

             Under U.S. GAAP                                         $     -            $    -
                                                              =================================


             Share capital
             Under Canadian GAAP                                 $35,842,000       $54,347,000
             Share issue Costs - (a) above                                 -          (536,000)
             Pooling - (c) above                                    (676,000)         (676,000)
                                                              ---------------------------------

             Under U.S. GAAP                                     $35,166,000       $53,135,000

                                                              =================================

         Deficit
             Under Canadian GAAP                                 $29,000,000       $33,874,000
             Share issue costs - (a) above                                 -          (536,000)
             Pooling - (c) above                                     (71,000)         (71,000)
             Period costs - (d) above                         ---------------------------------

             Under U.S. GAAP                                     $28,929,000       $33,267,000
                                                              =================================



(b)  Statement of loss and deficit:
                                                          June 30
                                                          -------
                                                      1996         1997
                                                      ----         ----

   Net loss for the period under Canadian GAAP      $350,000     $2,232,000
   Pooling Adjustment - (c) above                          -              -
   Period cost adjustment - (d) above
                                                   ------------------------
   Net loss for the period under U.S. GAAP          $350,000     $2,232,000
                                                   ========================
   Loss per share (Note 9) - under U.S. GAAP            $.01           $.05
                                                        ====           ====


12.  Subsequent Events

     Pursuant to the Extension Agreement made by the Company, Omega and IPMA as of July 29, 1997, (i) the last date for payment by the Company and IPMA of US$16,500,000 to Omega was extended from July 15, 1997 to October 15, 1997,
     (ii) the Company and IPMA will pay to Omega US$5,000 plus a number (initially 500 and increasing periodically to 1,500) of common shares of the Company per day for each day from July 15, 1997 to the date of the such payment and (iii) the Company and IPMA will issue and transfer to Omega an additional 3,000,000 common shares of the Company as security for such payment. See Note 6 (a).


ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

Liquidity, Capital Resources and Limited Operations

From inception, July 22, 1980, the Company has financed virtually all of its exploration activities through various equity financings, which continue to be the Company's major source of capital. Interest income realized from excess cash balances has been applied to the Company's administrative costs. Exploration for precious metals continues to be the Company's major activity. The Company acquires its interests in various properties either by its own grass roots exploration efforts, or by participation in the exploration of properties owned by others, in which case the Company may earn an interest in the properties by the expenditure of its funds on the properties or by making payments or issuing its shares to the property owner. Conversely, the Company may allow others to earn an interest in its properties by the expenditure of their funds on the exploration of the Company's properties.

In 1996, proceeds from shares issued totaled $12,841,000 and exploration activities resulted in expenditures of $3,290,000. At June 30, 1997, the Company has cash resources of approximately $2,391,000.

Of the 20,768,263 common shares of the Company outstanding on June 30, 1997, 459,473 were "flow-through" shares. "Flow-through" shares are common shares of the Company issued to investors under the terms of agreements which provide that the funds received will be expended on Canadian Explorations Expenditures("CEE"), as defined in the Income Tax Act Canada, and that unexpended funds will be held in trust. The CEE so incurred are deductible for income tax purposes only by the shareholder and, accordingly, are not available to the Company.

At June 30, 1997, the Company had a working capital surplus of $3,142,000. Current assets were $4,412,000, compared to current liabilities of $1,270,000, for a current ratio of 4 to 1. This compares to current assets of $3,984,000, and current liabilities of $1,420,000 at December 31, 1996, resulting in a current ratio of 3 to 1. As discussed in Note 6(a), the Company is obligated to make a payment of US$16,500,000 on or before October 15, 1997 and expects to raise cash for such payment through private placement of its securities. Other than such payment, the Company's liquidity needs are generally being met from its available cash resources.

The Company in 1996 made non-interest bearing loans to Namibian Copper Mines Inc.("Namibian") to cover the operating expenses of Namibian, including the salaries of its executive officers. Namibian is controlled by Alan Doyle and shares office space with the Company. Several of the executive officers of Namibian also are executive officers of the Company. At June 30, 1997, Namibian owed US$451,000 to the Company an account of such loans. Failure of Namibian to repay such loans would have a negative effect on the liquidity and capital resources of the Company.


The Company is in default on an outstanding debenture in the amount of $250,000 and is negotiating with the holder of the debenture. A failure of such negotiations could have a negative effect on the liquidity and capital resources of the Company.

Results of Operations

1997 Compared to 1996
---------------------

The loss for the six months ended June 30, 1997 of $2,232,000 was larger than the loss for 1996 of $315,000 due primarily to increases in administrative expenses.

During 1996, the Company: (i) issued 2,484,000 common shares under private placements ranging from $3.00 to $3.45 per share, resulting in proceeds of $8,244,000; (ii) issued 2,103,000 common shares pursuant to the exercise of warrants at prices ranging from $1.00 to $3.80 per share for cash consideration of $3,004,000; (iii) issued 336,000 common shares under private placements and pursuant to the exercise at prices ranging from $1.20 to $3.00 per share for consideration of $792,000 to retire debentures and interest; (iv) issued 424,475 common shares pursuant to the exercise of options at prices ranging from $1.45 to $3.28 per share for cash consideration of $773,000, and 15,834 common shares at prices ranging from $1.45 to $2.50 per share pursuant to the exercise of options for services valued at $27,000; and issued warrants providing the right to purchase of

2,700,000 common shares at prices ranging from US$2.82 to US$4.40 per share in connection with the private placements.

During 1996 the Company repaid US$2,000,000 of debentures of a total of US$2,400,000 of debentures issued to Phoenix in 1995.

Administration costs of $2,166,000 for the six months ended June 30, 1997 have increased from $261,000 for the six months ended June 30, 1996, primarily because of increased consulting fees and increased compensation and office expenses relating to a major expansion of exploration activities by the Company.

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

                           PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Shareholders on June 20, 1997.

(b) Under the Company's By-Laws as in effect at the Meeting, no ballot of votes was required unless either (i) at least 5% of the proxies submitted were against a matter proposed at the Meeting or (ii) a shareholder requested a ballot. In accordance with the By-Laws, all of the matters described below were approved at the Meeting by a show of hands, and no ballot was taken.

     1. To elect the following five Directors of the Company to serve for a one-year term.

            John Blaikie
            Alan D. Doyle
            Russell French
            VLR (Lee) Furlong
            David Kornhauser

     2. To ratify the appointment of Stern Cohen, Chartered Accountants, as independent auditors of the Company for the fiscal year ending December 31, 1997.

     3.   To adopt new By-Laws for the Company.


Item 6: Exhibits and reports on Form 8-K

     (a)  The following exhibits are filed with this report:


          10(bb) Amended Property Purchase Agreement dated as of July 29, 1997 among the Company, International Precious Metals of Arizona and Omega International Corporation

          27        Financial Data Schedule

     (b)  No reports were filed on Form 8-K this quarter

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL PRECIOUS METALS CORPORATION



August 14, 1997
                                     /s/ Billie J. Allred
                                     ----------------------------------
                                     Billie J. Allred
                                     Chief Financial Officer


August 14, 1997
                                     /s/Tanya Nelson
                                     ----------------------------------
                                     Tanya Nelson
                                     Chief Accounting Officer

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                        Quarterly Report on Form 10-Q For
                         The Quarter Ended June 30, 1997


                                  EXHIBIT INDEX


Exhibit      Description                                                   Page
-------      -----------                                                   ----

10(bb)       Amended Property Purchase Agreement dated as of
             July 29, 1997 among the Company, International
             Precious Metals of Arizona and Omega International
             Corporation

27           Financial Data Schedule