Form 10-Q/A
period 1997-06-30
INTERNATIONAL PRECIOUS METALS CORP
filed 1997-08-20
CIK 818029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A

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


           3(a)     By-Laws of the Company as adopted on June 20,1997


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



August 20, 1997
                                     /s/ Billie J. Allred
                                     ----------------------------------
                                     Billie J. Allred
                                     Chief Financial Officer


August 20, 1997
                                     /s/Tanya Nelson
                                     ----------------------------------
                                     Tanya Nelson
                                     Chief Accounting Officer

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                        Quarterly Report on Form 10-Q For
                         The Quarter Ended June 30, 1997


                                  EXHIBIT INDEX


Exhibit      Description                                                   Page
-------      -----------                                                   ----

3(a)         By-Laws of the Company as adopted on June 20, 1997

10(bb)       Amended Property Purchase Agreement dated as of
             July 29, 1997 among the Company, International
             Precious Metals of Arizona and Omega International
             Corporation

27           Financial Data Schedule