Form 10-Q
period 1997-09-30
INTERNATIONAL PRECIOUS METALS CORP
filed 1997-11-14
CIK 818029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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

                                  86-0766060
                                  ----------
                         Employer Identification Number

                  4633 South 36th Place, Phoenix, Arizona 85040
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (602) 414-1830
                                 --------------
                         (Registrant's telephone number)




          The registrant had 20,948,534 outstanding common shares as of
                                November 13, 1997


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Currency

     All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. The following table sets forth the rates of exchange for (i)the Canadian dollar, expressed in United States dollars, in effect at the end of each of the periods indicated; (ii) the average of exchange rates in effect on the last day of each month during such periods; and (iii) the high and low exchange rates during each such periods, in each case based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York:

                                      Nine Months
                                         Ended
                                        Sept 30                      Year ended December 31,
                                         1997         1996           1995          1994          1993           1992
                                         ----         ----           ----          ----          ----           ----
Rate at end of period                 $0.7234      $0.7301       $ 0.7323      $ 0.7128      $ 0.7544       $ 0.7865
Average rate during period            $0.7253       0.7334         0.7305        0.73          0.7729         0.8235
High                                  $0.7487       0.7515         0.7527        0.7632        0.8046         0.8757
Low                                   $0.7145       0.7215         0.7023        0.7103        0.7439         0.7761

On November 7, 1997, the noon buying rate for $1.00 Canadian was $.7095 United States

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)
                                   (Unaudited)

                                                                             December 31,        September 30
                                                                                 1996                1997
                                                                           -----------------   ------------------
                                     ASSETS
CURRENT ASSETS

   Cash                                                                         $ 2,644,000            $ 815,000
   Other assets (Note 5)                                                          1,340,000            2,218,000
                                                                           -----------------   ------------------
   Total current assets                                                           3,984,000            3,033,000
                                                                           -----------------   ------------------

OTHER ASSETS

   Acquisition of mineral rights (Note 6a)                                        -                   38,627,000
   Deferred mineral exploration expenditures (Note 6)                            13,050,000           17,116,000
   Capital assets (Note 7)                                                        1,030,000            1,822,000
                                                                           -----------------   ------------------
   Total other assets                                                            14,080,000           57,565,000
                                                                           -----------------   ------------------
   Total assets                                                                $ 18,064,000         $ 60,598,000
                                                                           =================   ==================


                               LIABILITIES
CURRENT LIABILITIES

   Accounts payable and accrued charges                                           $ 553,000          $ 1,514,000
   Accrued interest payable                                                               -              443,000
   Debentures (Note 8)                                                              798,000              251,000
   Vehicle and equipment loans                                                       69,000              216,000
                                                                           -----------------   ------------------
   Total current liabilities                                                      1,420,000            2,424,000
                                                                           -----------------   ------------------

LONG TERM LIABILITIES

   Vehicle and equipment loans                                                      231,000                    -
   Deferred premium on flow-through shares                                          464,000              464,000
                                                                           -----------------   ------------------
   Total long-term liabilities                                                      695,000              464,000
                                                                           -----------------   ------------------
   Total liabilities                                                              2,115,000            2,888,000
                                                                           -----------------   ------------------

CONTINGENCIES AND COMMITMENTS (Note 10)                                                   -           24,068,000

SHAREHOLDERS' EQUITY

   Share capital (Note 10)                                                       47,590,000           68,733,000
   Deficit                                                                      (31,641,000)         (35,091,000)
                                                                           -----------------   ------------------
   Total stockholders' equity                                                    15,949,000           33,642,000
                                                                           -----------------   ------------------
   Total liabilities and stockholders' equity                                  $ 18,064,000         $ 60,598,000
                                                                           =================   ==================


                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                              (In Canadian Dollars)
                                   (Unaudited)



                                                   Three months ended                         Nine months ended
                                           September 30,       September 30,          September 30,       September 30,
                                                1996                1997                  1996                 1997
                                          -----------------   -----------------     ------------------   -----------------
INCOME

   Interest Income                                $ 39,000            $ 46,000               $ 74,000           $ 146,000
                                          -----------------   -----------------     ------------------   -----------------

   Total Income                                     39,000              46,000                 74,000             146,000
                                          -----------------   -----------------     ------------------   -----------------


EXPENSES

   Debenture interest                                6,000                   -                      -                   -
   Administrative                                  329,000           1,159,000                728,000           3,337,000
   Amortization                                     43,000             105,000                      -             259,000
                                          -----------------   -----------------     ------------------   -----------------

   Total expenses                                  378,000           1,264,000                728,000           3,596,000
                                          -----------------   -----------------     ------------------   -----------------

LOSS FOR THE PERIOD                                339,000           1,218,000                654,000           3,450,000

DEFICIT, BEGINNING OF PERIOD                    29,496,000          33,337,000             29,181,000          31,105,000

COSTS OF ISSUING SHARES                            356,000             536,000                356,000             536,000
                                          -----------------   -----------------     ------------------   -----------------


DEFICIT, END OF PERIOD                          30,191,000          35,091,000             30,191,000          35,091,000

LOSS PER SHARE (Note 11)                            $ 0.03              $ 0.07                 $ 0.06              $ 0.19
                                          =================   =================     ==================   =================


Weighted Average Number of
Common Shares Outstanding                       10,875,705          17,886,423             10,875,705          17,886,423
                                          =================   =================     ==================   =================

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In Canadian Dollars)
                                   (Unaudited)


                                                                                         Nine months ended
                                                                            September 30,                September 30,
                                                                                 1996                         1997
                                                                           -----------------            -----------------
NET INFLOW(OUTFLOW) OF CASH RELATED TO
  THE FOLLOWING ACTIVITIES

     OPERATING:
      Loss for the period from continuing operations
       (less write-off of mineral exploration expenditures)                      $ (654,000)                 $(3,450,000)
      Debenture and interest converted for common shares                                  -                     (525,000)
      Items not affecting cash                                                   (2,811,000)                     259,000
                                                                           -----------------            -----------------
                                                                                 (3,465,000)                  (3,716,000)
                                                                           -----------------            -----------------
      Changes in non-cash working capital components affecting
        operations:
      Prepaids, deposits and accounts receivable                                   (217,000)                     113,000
      Accounts payable and accrued charges                                           46,000                    1,159,000
                                                                           -----------------            -----------------
                                                                                   (171,000)                   1,272,000
                                                                           -----------------            -----------------

      Mineral exploration expenditures                                           (2,407,000)                  (4,066,000)
                                                                           -----------------            -----------------
      Cash used in continuing operations                                         (2,578,000)                  (2,794,000)
      Discontinued petroleum operations                                                   -                            -
                                                                           -----------------            -----------------
     Cash used in operating activities                                           (6,043,000)                  (6,510,000)

     INVESTING:
      Investment in related companies                                                     -                   (1,359,000)
      Related party advances                                                        (20,000)                     368,000
      Furniture, fixtures, and capital assets                                    (1,077,000)                  (1,051,000)
      Acquisition of mineral rights to property                                           -                  (38,627,000)
                                                                           -----------------            -----------------
     Cash (used in) provided by investing activities                             (1,097,000)                 (40,669,000)
                                                                           -----------------            -----------------

     FINANCING:
      Debentures                                                                          -                     (547,000)
      Loan for acquisition of mineral rights                                              -                   23,625,000
      Issue of shares for cash (net of security deposit)                          8,872,000                   21,668,000
      Costs of issuing shares                                                      (357,000)                           -
      Vehicle and equipment loans                                                         -                      604,000
                                                                           -----------------            -----------------
     Cash provided by financing activities                                        8,515,000                   45,350,000
                                                                           -----------------            -----------------

INCREASE (DECREASE) IN CASH DURING PERIOD                                         1,375,000                   (1,829,000)
CASH, BEGINNING OF PERIOD                                                           480,000                    2,644,000
                                                                           -----------------            -----------------
CASH, END OF PERIOD                                                             $ 1,855,000                    $ 815,000
                                                                           =================            =================

                    INTERNATIONAL PRECIOUS METALS CORPORATION
      CONSOLIDATED STATEMENTS OF DEFERRED MINERAL EXPLORATION EXPENDITURES
                              (In Canadian Dollars)
                                   (Unaudited)



                                                                    Nine months ended
                                                     September 30,                    September 30,
                                                          1996                             1997
                                                  ---------------------            ---------------------
PROPERTY
--------

    United States of America
    ------------------------

                 Engineering & Consulting                  $ 2,354,000                      $ 3,115,000

                 Exploration                                         -                          762,000

                 Option Fees                                     4,000                           21,000
                                                  ---------------------            ---------------------

                   Total                                   $ 2,358,000                      $ 3,898,000
                                                  ---------------------            ---------------------


    Canada
    -------------

                 Engineering & Consulting                            -                                -

                 Exploration                                    49,000                          168,000

                 Option Fees                                         -                                -
                                                  ---------------------            ---------------------

                   Total                                        49,000                          168,000
                                                  ---------------------            ---------------------

                 Grand Total                               $ 2,407,000                      $ 4,066,000


    Cumulative Mineral Property Costs
    Deferred, beginning of period                            5,851,000                       13,050,000
                                                  ---------------------            ---------------------

    Cumulative Mineral Property Costs
    Deferred, end of period                                $ 8,258,000                     $ 17,116,000
                                                  =====================            =====================


                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements


1.   Presentation of Interim Information

     In the opinion of the management of International Precious Metals Corporation ("IPM" or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1997, and cash flows and the results of operations for the nine months ended September 30, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

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

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements

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




5.   Other assets

                                                             September 30
                                                          ------------------
         Related parties                                  1996          1997

       -  Advances (Note 9)                          $  323,000      $     --

       -  Investment in common shares of
            MG Gold Corporation, at cost                     --       707,000

       -  Investment in common shares of
            Namibian Copper Mines Inc., at cost         409,000     1,061,000

         Prepaids, deposits and sundry receivables      440,000       450,000
                                                        -------       -------

                                                     $1,172,000    $2,218,000
                                                     ==========    ==========


     The advances to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements

6.   Deferred mineral exploration expenditures

     Presented below is a discussion of the status of each of the Company's significant mineral properties.

     (a) Black Rock and Black Rock Extended

     The Company holds rights to unpatented mining claims on federal land administered by the U.S. Bureau of Land Management located approximately 92 miles west of Phoenix, Arizona (the "Black Rock Property"). On May 9, 1997, the Company entered into an agreement (the "Property Purchase Agreement") with Omega Investment Corporation, an affiliate of Phoenix International Mining, Inc.("Omega"), pursuant to which International Precious Metals of Arizona ("IPMA"), a wholly owned subsidiary of the Company, agreed to pay an aggregate of US$27,000,000 to Omega, consisting of US$17,000,000 in cash and 1,000,000 common shares of the Company valued at US$10.00 per share, to acquire all of the rights to the unpatented mining claims comprising the Black Rock Property which the Company does not presently own. As the first two payments under the Property Purchase Agreement, IPMA and the Company on May 9, 1997 paid to Omega US$500,000 plus 4,000,000 common shares (of which 3,000,000 common shares will be held by Omega to secure the obligation of IPMA and the Company to make the second payment). Pursuant to an agreement made by the Company, Omega and IPMA as of July 29, 1997 (the "Extension Agreement"), (i) the last date for the second payment was extended from July 15, 1997 to October 15, 1997, (ii) the Company and IPMA will pay to Omega US$5,000 plus a number (initially 500 and increasing periodically to 1,500 as specified below) of common shares of the Company per day for each day from July 15, 1997 to the date of the second payment and (iii) the Company and IPMA will issue and transfer to Omega an additional 3,000,000 common shares of the Company as further collateral security for the second payment. The number of common shares payable is 500 for each day from July 15 through August 15, 1,000 for each day from August 16 through September 15, and 1,500 for each day from September 16 through October 15. IPM is currently negotiating with Omega for an extension of time for the second payment. Upon receipt of the second payment, Omega is obligated to return 3,000,000 common shares of the Company. (The Extension Agreement is filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference, and the descriptions of the Extension Agreement herein are qualified by reference to the full text of the Extension Agreement.) The Company expects to raise cash for the second payment through private placements of its securities, but its ability to do so will depend on factors beyond its control, including economic and market conditions.

     In May 1997, the Company acquired rights to an additional 40 square miles north of and contiguous to the Black Rock Property by staking and filing lode claims (each relating to a 40-acre area) and placer claims (each relating to a 160- acre area) with respect to that area. Aerial photography, regional and detailed geological mapping, sampling, a geophysical survey and compilation of existing and new data is currently under way to generate potential drill targets in the area.

     The Company is continuously striving to optimize its gold and PGM recovery techniques and advancing to large-scale testing. This test work is also invaluable with regard to

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements


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

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements


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

     Accumulated
                                                Amortization at        Net
                                                 September 30,     September 30,
                                        Cost        1997               1997
                                    --------------------------------------------

    Machinery and equipment           $734,000      $164,000       $570,000
    Vehicles                           734,000       118,000        616,000
    Office Equipment and fixtures      790,000       154,000        636,000
                                    --------------------------------------------

                                    $2,258,000      $436,000     $1,822,000
                                    ============================================

     At December 31, 1996,  the costs of the Company's  machinery and equipment,
     vehicles  and  office   equipment   and   fixtures,   net  of   accumulated
     amortization, were $337,000, $311,000 and $382,000, respectively.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements

8.   Debentures

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

     (a) During the quarter ended September 30, 1997, the Company incurred legal and secretarial fees provided by directors and senior officers of the Company amounting to $34,000 ( 1996 $20,000). These fees have been charged to administrative expense.

     (b) During the quarter ended September 30, 1997, consulting fees were charged by directors and senior officers of the Company amounting to $139,000 (1996 $90,000). Of the total fees, $93,000 (1996 $64,000) has been charged to administrative expenses and $46,000 (1996 $26,000) pertaining to time spent overseeing the Black Rock exploration has been included in the Company's deferred mineral exploration expenditures.

10.  Contingencies

     (a) Interest on debenture

     In 1994, the Company negotiated a settlement of a $500,000 debenture plus a portion of interest owing. As of September 30, 1997, the amount of the interest owing is currently in dispute due to alternate methods used in interest calculation. The Company is negotiating a settlement of this dispute and an additional amount of $75,000 may become payable.

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

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements


     (c) Shareholders' Equity includes 3,000,000 common shares issued to Omega pursuant to the terms and conditions of the Property Purchase Agreement, as amended by the Extension Agreement. These shares are being held by Omega to secure the payment by IPM of the balance of the purchase price for the Black Rock Property and will be released to IPM for cancellation upon IPM making such payment.

11. Differences between accounting principles generally accepted in Canada and those in the United States

     The financial statements are prepared in accordance with accounting principles generally accepted in Canada. In these financial statements, the major differences between accounting principles generally accepted in Canada ("Canadian GAAP") and those in the United States ("US GAAP") are as follows:

     (a) The Company follows the practice of charging share issue cost to the deficit account. Under U.S. GAAP, such costs would be charged to the share capital account. Although this difference does not affect net shareholders' equity, under U.S. GAAP the Company's share capital and deficit accounts would be reduced as indicated below.

     (b) The Company follows the practice of accounting for the premium on flow-through shares as a deferred credit which is written-off or amortized as the related project expenditures on which the flow through funds are expended, are written off or amortized. Under U.S. GAAP, this premium would be treated as a reduction of deferred mineral exploration expenditures. Although this difference does not affect net loss, the deferred premium on flow-through shares would be eliminated and deferred mineral exploration expenditures would be reduced as indicated below.

     (c) A business combination in 1986 was accounted for using the purchase method of accounting. Under U.S. GAAP, this business combination would have been accounted for as a pooling of interests. This difference does not affect net loss for the nine months ended September 30, 1996 and 1997. The deferred exploration expenditures would have been reduced by $605,000 as at September 30, 1996 and 1997, and the Company's share capital account would have been reduced by $676,000 as at September 30, 1996 and 1997.

     (d) U.S. GAAP does not follow the practice of deferral of period costs such as certain administrative expenses. This difference would have increased the net loss and decreased the deferred exploration expenditures by $290,000 for the year ended December 31, 1995. This difference does not affect net loss for the nine months ending September 30, 1996 and 1997.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                   Notes to Consolidated Financial Statements



     (a) Balance Sheet

                                                                        September 30
                                                                     ------------------
                                                                  1996               1997
                                                                  ----               ----
      Deferred mineral exploration expenditures
          Under Canadian GAAP                                 $ 7,598,000         $17,116,000
          Premium on flow-through shares - (b) above             (464,000)           (464,000)
          Pooling - (c) above                                    (605,000)           (605,000)
          Period costs - (d) above                             ----------         -----------

          Under U.S. GAAP                                      $6,529,000         $16,047,000
                                                               ==========         ===========


      Deferred premium on flow through shares
          Under Canadian GAAP                                    $464,000            $464,000
           Applied to deferred mineral exploration
             expenditure - (b) above                             (464,000)           (464,000)
                                                                 --------            --------

          Under U.S. GAAP                                             $--                 $--
                                                                 ========            ========


          Share capital
          Under Canadian GAAP                                 $35,842,000         $68,733,000
          Share issue Costs - (a) above                                --            (536,000)
          Pooling - (c) above                                    (676,000)           (676,000)
                                                                 --------            --------

          Under U.S. GAAP                                     $35,166,000         $67,521,000
                                                              ===========         ===========


      Deficit
          Under Canadian GAAP                                 $29,000,000         $35,091,000
          Share issue costs - (a) above                                --            (536,000)
          Pooling - (c) above                                     (71,000)            (71,000
          Period costs - (d) above                                     --                  --
                                                                  -------             -------
          Under U.S. GAAP                                     $28,929,000         $34,484,000
                                                              ===========         ===========



     (b) Statement of loss and deficit:

                                                                        September 30
                                                                     ------------------
                                                                  1996               1997
                                                                  ----               ----
       Net loss for the period under Canadian GAAP               $350,000          $2,232,000
       Pooling Adjustment - (c) above                                  --                  --
       Period cost adjustment - (d) above                              --                  --
                                                                  -------          ----------
       Net loss for the period under U.S. GAAP                   $350,000          $2,232,000
                                                                 ========          ==========
       Loss per share (Note 9) - under U.S. GAAP                     $.01                $.05
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

     In 1996, proceeds from shares issued totaled $12,841,000 and exploration activities resulted in expenditures of $3,290,000. At September 30, 1997, the Company has cash resources of approximately $815,000.

     Of the 20,913,534 common shares of the Company outstanding on September 30, 1997, 459,473 were "flow-through" shares. "Flow-through" shares are common shares of the Company issued to investors under the terms of agreements which provide that the funds received will be expended on Canadian Explorations Expenditures ("CEE"), as defined in the Income Tax Act Canada, and that unexpended funds will be held in trust. The CEE so incurred are deductible for income tax purposes only by the shareholder and, accordingly, are not available to the Company.

     At September 30, 1997, the Company had working capital surplus of $609,000. Current assets were $3,033,000, compared to current liabilities of $2,424,000, for a current ratio of 1.25 to 1. This compares to current assets of $3,984,000, and current liabilities of $1,420.000 at December 31, 1996, resulting in a current ratio of 3 to 1.

     As discussed in Note 6(a), the Company is obligated to make a payment of US$16,500,000 and expects to raise cash for such payment through private placement of its securities. Other than such payment, the Company's liquidity needs are generally being met from its available cash resources.

     The Company in 1996 and 1997 made non-interest bearing loans to Namibian Copper Mines Inc.("Namibian") to cover the operating expenses of Namibian, including the salaries of its executive officers. At September 30, 1997, the amount owed was converted to an investment in Namibian. The Company owns 1,157,990 shares in Namibian. Namibian shares office space with the Company. Several of the executive officers of Namibian also are executive officers of the Company.

     The Company is in default on an outstanding debenture in the amount of $250,000 and is negotiating with the holder of the debenture. A failure of such negotiations could have a negative effect on the liquidity and capital resources of the Company.

     Results of Operations

     1997 Compared to 1996
     ---------------------

     The loss for the nine months ended September 30, 1997 of $3,449,000 was larger than the loss for 1996 of $654,000 due primarily to increases in administrative expenses.

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

     Administration costs of $3,325,000 for the nine months ended September 30, 1997 have increased from $728,000 for the nine months ended September 30, 1996, primarily because of increased consulting fees and increased compensation and office expenses relating to a major expansion of exploration activities by the Company.

     Impact of Inflation on the Company

     The Company has no control over the prices of the precious metals for which it explores. The prices of these commodities are determined by world markets and are subject to volatile fluctuation over short periods of time.

     To date, the major impact of inflation on the Company has been with respect to costs which have increased moderately in recent years in North America, where most of the Company's activities take place.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     On April 28, 1997, IPM commenced legal proceedings against the Arizona Department of Mines and Mineral Resources and Messrs. Nyal Niemuth and Mason Coggin (collectively the "Department") claiming damages in the approximate amount of $25,000,000. In conjunction with these legal proceedings, on August 4, 1997, IPM filed an additional action seeking a permanent injunction preventing the Department from commenting on the Company's mining activities or the viability of the Company's Black Rock Property. IPM was granted a permanent injunction on September 2, 1997.

Item 2. Changes in Securities

     The  Company in the third  quarter of 1997,  in a  transaction  pursuant to
     Section 4(2) of the Securities Act, incurred an obligation to issue to Omega up to 3,091,500 common shares of the Company pursuant to the Extension Agreement.

Item 6: Exhibits and reports on Form 8-K

     (a) The following exhibits are filed with this report:

          27    Financial Data Schedule

     (b) No reports were filed on Form 8-K this quarter.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERNATIONAL PRECIOUS METALS CORPORATION



    November 14, 1997
                                         /s/ Billie J. Allred
                                         --------------------
                                            Billie J. Allred
                                         Chief Financial Officer


    November 14, 1997
                                         /s/Tanya Nelson
                                         ---------------
                                           Tanya Nelson
                                     Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit      Description                                                    Page
-------      -----------                                                    ----
  27         Financial Data Schedule