Form 10-K
period 1997-12-31
INTERNATIONAL PRECIOUS METALS CORP
filed 1998-03-31
CIK 818029

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

                             Commission file number
                                    0-16019

                    INTERNATIONAL PRECIOUS METALS CORPORATION
             (Exact name of registrant as specified in its charter)

       Ontario (Canada)                                86 0766060
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

            4633 South 36th Place                         85040
           Phoenix, Arizona 85040                       (Zip Code)
   (Address of principal executive offices)

         Registrant's telephone number, including area code (602) 414-1830

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Shares, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of voting stock held by non-affiliates as of March 24, 1998, was approximately $13,194,334.


         Number of common shares outstanding on March 24, 1998: 22,049,857.

                                 TABLE OF CONTENTS

                                                                            Page

GLOSSARY 2

PART I   ....................................................................  3
         Items 1 and 2.  Business and Properties (A-C).......................  3
         Item 3.  Legal Proceedings.......................................... 18
         Item 4.  Submission of Matters to a Vote of Security Holders........ 18

PART II  .................................................................... 18
         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................ 18
         Item 6.  Selected Financial Data.................................... 20
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 21
         Item 8.  Financial Statements and Supplementary Data................ 24
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures.................... 25

PART III .................................................................... 25
         Item 10.  Directors and Executive Officers of the Registrant........ 25
         Item 11.  Executive Compensation.................................... 26
         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management............................................ 28
         Item 13.  Certain Relationships and Related Transactions............ 29

PART IV  .................................................................... 30
         Item 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K............................................... 30

SIGNATURES...................................................................S-1

EXHIBITS.....................................................................E-1

FORWARD-LOOKING STATEMENTS

         Statements throughout this document that are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934. The Company intends that such statements will qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements sometimes include words to the effect that the Company or management believes, anticipates, or expects a stated condition or result. In addition, all estimates and all statements that describe the Company's future plans, objectives or goals are forward-looking statements. Since forward-looking statements address future events and conditions, by their very nature they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of any number of factors, including variables such as new information regarding the amount of recoverable minerals at the Company's properties, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the minerals for which the Company explores, legislative, environmental and other regulatory, political and competitive developments in areas in which the Company operates and other factors discussed in this report. See Items 1 and 2 "Business and Property - Certain Risk Factors (C.2.)."

GLOSSARY

         The glossary which follows defines terms used in this Report.

         Assay: To test an ore or mineral for composition, purity, weight, or other properties of commercial interest.

         Auger Drilling: A method of rotary drilling where cuttings travel up to the surface on the external spiral flights of the drill stem.

         Chromite layers: Distinct layers found within a layered intrusion, generally ultramafic, and occasionally hosting platinum mineralization.

         DCRS: Differential charge recovery system, a gravity recovery system for concentrating gold.

         Diamond drilling: A variety of rotary drilling in which diamond bits are used as the rock cutting tool producing a cylindrical section of rock, usually 5-10 cm in diameter and up to several meters in length, that is brought to the surface for examination or analysis.

         Gabbro: A group of dark-colored, basic intrusive igneous rocks composed principally of labradorite or bytownite and augite, with or without olivine and orthopyroxene; also any member of that group. It is the approximate intrusive equivalent of BASALT. Apatite and magnetite or ilmenite are common accessory minerals.

         Geophysical surveys: Exploration using instruments which detect the difference in physical characteristics of the near surface (less than 2000 feet from the surface) rock/sediment units by comparing natural factors. Examples of types of geophysical surveys include electromagnetic, magnetic, radiometric and gravity.

         Intrusion: The process of emplacement of magma in pre-existing rock; magmatic activity.

         Mafic: Said of an igneous rock composed chiefly of dark, ferromagnesian minerals; also, said of those minerals.

         opt: Ounces per ton.

         PGE: Platinum Group Elements. See "PGM".

         PGM: "Platinum Group Metals (Elements)", includes platinum, palladium, osmium, rhodium, iridium, and ruthenium.

         Pyroxenite: A medium of coarse-grained rock consisting essentially of pyroxene.

         Recovery: The percentage of valuable material derived from an ore. Generally speaking, the only differences between an

"assay" and a "recovery" are the sample size used and the fact that an "assay" is a more simplified process. The more complexed the mineralization, the more difficulty one will encounter in testing for precious metals with "standard assays". The more modifications that are done to a "standard assay" in order to perform testing on complexed mineralization, the closer the "standard assay" comes to approximating what may be recoverable in the process.

         Reverse Circulation Drilling: A method of pneumatic rotary drilling where all cuttings travel up to the surface through the drill stem thus avoiding contamination from the drill hole wall.

         Standard Fire Assay: The term "standard fire assay" is essentially a misnomer. Although certain constituents of a "fire assay" are standard, all fire assays are not the same. Fire assay focuses on the mineral content in a given sample by smelting (melting the sample in a furnace). The steps of sample preparation, the adding of a flux, the adding of an inquart, the firing of the sample, cupeling, parting, etc., are all basic components of the fire assay procedure and as such may be termed as "standard". However, the type and amounts of fluxes used, the inquart employed for the collection of the precious metals, the temperature and the length of time for firing, vary widely with the nature of the mineral being assayed. These elements also vary greatly with the opinion of each individual assayer and his personal assessment of the "correct" variation required for the particular type of material.

         Staking: The 1872 Mining Law provides the right to companies and individuals to delineate a tract of land by physically placing markers on the ground and by marking out an area on standard government maps and submitting and registering the record of the tract of land with the appropriate governmental agency. The staker then has the right to explore for mineral substances on that land as long as he complies with the government regulations.

         Strike: The bearing (direction) of the outcrop of an inclined bed on level surface.

         Ultramafic: Said of an igneous rock composed chiefly of mafic minerals, e.g. monomineralic rocks composed of hypersthene, augite, or olivine.

                                   PART I

ITEMS  1 AND 2.            BUSINESS AND PROPERTIES

A. GENERAL

         International Precious Metals Corporation ("IPM" or the "Company") is principally engaged in the acquisition and exploration of precious metal mineral resource properties in North America. The Company was incorporated under the laws of the Province of Ontario on July 22, 1980. The Company's principal executive offices are located at 4633 South 36th Place, Phoenix, Arizona 85040 (telephone (602) 414-1830). The registered head office of the Company is at 390 Bay Street, Suite 502, Toronto, Ontario, M5H 2Y2, (telephone (416) 368-1489). The Company's common shares are traded on the Canadian Dealing Network ("CDN") under the symbol IPMC and on the NASDAQ SmallCap Market ("NASDAQ") under the symbol IPMCF.

         The Company was incorporated as Silver Claim Lake Resources Inc. (on July 22, 1980) and subsequently changed its name to Silver Lake Resources, Inc. (on April 27, 1981)and to International Platinum Corporation (on June 25, 1986). On December 31, 1987, the Company was amalgamated with its wholly owned subsidiary, Platinum Exploration Canada, Inc. Finally, on October 11, 1995, the name of the Company was changed to its current name, International Precious Metals Corporation. In conjunction with such name change, a 1 for 10 consolidation (reverse split) of the Company's common shares was effected on October 23, 1995. All share figures in this Report give retroactive effect to such consolidation (reverse split).

         The Company has raised approximately $35.1 million since its formation in 1980 to December 31, 1997 from the issue of its common shares. These funds have been primarily used for the exploration of three silver and six gold prospects, nineteen platinum prospects, one lithium prospect and an oil joint venture in southern Illinois. As discussed below, the Company has used standard and non-standard methods to evaluate its properties. It can be anticipated, because of the nature of the business, that exploration on one or more of the Company's properties will prove unsuccessful and that the Company will terminate its interest in such properties.

         On March 22, 1998 the Company appointed Mr. John A. Yellich as Chief Executive Officer (CEO) responsible for the day to day operations of the Company. In conjunction with this appointment, the Company's Board of Directors accepted the resignation of V. Lee Furlong as Director, President and CEO.

B. PROPERTIES

         The following lists in order of importance to the Company the properties in which the Company holds an interest. This order reflects Management's best judgment but may well change as new information is obtained. The primary metal being sought on the properties is listed beside the name of the property.

               1. Black Rock        (Gold)(Silver)(Platinum Group Metals)

               2. Big Trout Lake    (Platinum)

               3. Eagle Lake        (Base Metals)

         The Company is actively exploring only the Black Rock Property. Exploration costs aggregating $792,000 were written off in 1997 relating to the Company's properties as management determines whether to pursue joint venture opportunities. Development costs aggregating $11,369,000 relating to 9 properties which had been explored for gold, silver or platinum were written off in 1996 or prior years as management determined that these properties were unlikely to become economically profitable.

   B.1   BLACK ROCK

         The Company believes that its most important property consists of unpatented mining claims on federal land administered by the U.S. Bureau of Land Management located in La Paz County, Arizona (the "Black Rock Property" or the "Property"). The Black Rock Property is located approximately 92 miles west of Phoenix, Arizona between the southern Little Harquahala Mountains and the Eagletail Mountains and is accessible directly from Interstate 10. The Company has invested more than four years and approximately $37.4 million in purchasing, exploring and advancing the Black Rock Property. Exploration work on the first 1 sq. kilometer grid has now been completed and the Company is developing a "resource statement" which will attempt to quantify the amount of minerals in this area on the Property. The work on the Property is thus still at a developmental stage and IPM is not engaged in the extraction of minerals at the Property or any other location.

   B.1.1 ACQUISITION

         Prior to 1997, the Company negotiated two agreements with Phoenix International Mining, Inc. ("Phoenix") pursuant to which the Company acquired a portion of the interest of Phoenix in the Black Rock Property.

         On April 13, 1995, the Company entered into a heads of agreement with Phoenix (the "Second Agreement") replacing the Initial Agreement. Under the terms of the Second Agreement, the parties acknowledged that the Company had earned a 25% interest in the Black Rock Property by having expended approximately $1,155,000. Under the terms of the Second Agreement, in order to earn a further 25% interest in the Black Rock Property (i.e. for a total of 50%), the Company was required to:

 a) spend sufficient funds (approximately $1,168,000) in order to complete a feasibility study which showed a contained resource of 300,000 ounces of gold anywhere within the total 16 square miles and which would be capable of sustaining a mine operation capacity of 1,000/tons per day, based on a 250 day/year mining operation; and

 b) Commence construction of mining and a processing facility capable of 1,000 tons per day throughput capacity.

         The Company also had the option of increasing its interest in the Black Rock Property up to 80% under the following terms and conditions:

 a) at the earlier of 3 1/2 years from the date of the Second Agreement and 3 months after the completion of the feasibility study, to acquire an additional 10% interest by paying to Phoenix 10,000 ounces of gold (or cash equivalent).

 b) by demonstrating production at up to 10,000 tons per day for 120 days within 2 1/2 years from the date of initial production, the Company could earn up to a further 20% interest in the Black Rock Property.

         Finally, the Company undertook to issue to Phoenix the greater of $2,000,000.00 worth of common shares or 4,000,000 common shares, within 60 days following the approval of the issuance by the Toronto Stock Exchange. Since the Company was unable to obtain approval for the issuance of the common shares, the Company issued to Phoenix convertible debentures totaling $2,400,000.00 on which the Company has made full payment, including a final payment of $400,000.00 in January 1997. A copy of this Agreement is filed with the Securities and Exchange Commission as an exhibit to this report and is iincorporated herein by reference.

         On May 9, 1997, the Company entered into an agreement (the "Property Purchase Agreement") with Omega Investment Corporation ("Omega"), the assignee of Phoenix's rights to the Black Rock Property, pursuant to which the Company agreed to pay an aggregate of $27,000,000.00 to Omega to acquire the balance of the interest in the Black Rock Property. In addition to acquiring a 100% interest in the Black Rock Property, the Property Purchase Agreement allowed the Company to remove certain time-limited conditions previously contained in the Second Agreement, by replacing the Second Agreement. The $27,000,000.00 purchase price was to have been satisfied by the issuance of 1,000,000 common shares valued at $10.00 per common share and a cash payment of $17,000,000.00. As security for the payment of the balance of the purchase price to Omega, the Company issued 3,000,000 common shares to Omega, which shares were held in escrow pending payment by the Company of the balance of the purchase price (the "Escrow Shares"). The Company has paid an aggregate of $800,000.00 in cash to Omega on account of the purchase price and pursuant the Property Purchase Agreement. The Company's wholly owned subsidiary, International Precious Metals Corporation of Arizona ("IPMA") was also a party to the Property Purchase Agreement, solely for the purpose of holding title to the Black Rock Property. A copy of this Agreement is filed with the Securities and Exchange Commission as an exhibit to this report and is incorporated herein by reference.

         The Company and Omega amended the Property Purchase Agreement by agreement dated July 29, 1997, (the "Amended Agreement"), pursuant to which the payment date for the balance of the Black Rock Property was changed from July 15, 1997, to October 15, 1997. As consideration for the amendment, the company agreed to pay to Omega the sum of $5,000.00 per day, and the issuance of 500 common shares per day for the period from July 15, 1997, to August 15, 1997, the issuance of 1,000 common shares per day for the period from August 16, 1997, to September 15, 1997, and 1,500 common shares per day for the period from September 16, 1997, to October 15, 1997. The Company was unable to meet its payment obligations to pay the balance of the cash purchase price owing to Omega. On December 3, 1997, the Company issued to Omega 91,500 common shares being the number of shares owing to Omega to October 15, 1997, under the Amended Agreement. A copy of this Agreement is filed with the Securities and Exchange Commission as an exhibit to this report and is incorporated herein by reference.

         On March 11, 1998, IPM and Omega entered into a letter agreement (the "Letter Agreement") whereby Omega agreed to accept the following as IPM's full payment of the purchase price pursuant to the Agreement:

 a) the payment to Omega by IPM of $1,000,000.00 upon the exercise of the 1,000,000 warrants which are presently outstanding providing the warrant holders with the right to purchase 1,000,000 common shares of IPM at any time prior to December 3, 1998, at $1.25 per common share. If IPM does not pay Omega the $1,000,000.00 on or prior to December 15, 1998, then such amount will bear interest at the prime rate charged by IPM's bankers in Phoenix, Arizona, plus 2%. IPM will issue a promissory note to reflect such obligation.

 b) the release to Omega of all rights of IPM to the Escrow Shares. The 3,000,000 common shares are subject to restrictions on their resale until June 1999.

 c) the grant by IPM to Omega of a 1 1/2% Net Smelter Royalty interest in the Property.

 d) the agreement by IPM that it will diligently pursue the development of the Black Rock Property, provided that there exists the economic merits of pursuing same.

 e) the agreement by IPM to provide evidence to Omega on or prior to August 1 of each year that IPM has paid, or will be paying, the maintenance fees owing to the U.S. Department of Interior Bureau of Land Management in order to maintain the claims which comprise the Black Rock Property in good standing.

     As a result of the March 11, 1998 agreement, IPM now controls 100% of the Black Rock Property. A copy of the Letter Agreement is filed with the Securities and Exchange Commission ("SEC") as an exhibit to this report and the the foregoing description of the terms of the Letter Agreement is qualified by reference thereto.

         On May 1997, the Company acquired rights to an additional 40 square miles north of and contiguous to the Black Rock Property by staking and filing lode claims (each relating to a 40-acre hard-rock area) and placer claims (each relating to a 160-acre area) with respect to that area. Aerial photography, regional and detailed geological mapping, sampling, a geophysical survey and compilation of existing and new data was completed to assist in the identification of potential drill targets in the area.

B.1.2    DEVELOPMENT OF THE PROPERTY

         Near Black Rock, prior to 1993, more than 40 tunnels, pits and shafts have been dug on quartz and copper outcroppings in the hard rock areas of the Little Harquahala Mountains which are north and west of the Property. Many of the "diggings" are up to 100 years old. Although only shallow pits remain, past claims staked in the Black Rock Property are evidenced by weathered claim markers and claim filing papers dating in the 1950's. The Company believes that all such past claims within the IPM land holdings have lapsed due to nonperformance of annual work or nonpayment of rental fees.

         The Black Rock Property includes two physiographic and geologic portions which are of particular interest to the Company. The "hard rock portion" generally is made up of areas of the Black Rock Property which are part of the Harquahala Mountains and have a higher elevation than the average elevation of the Property. The "basin portion" generally is made up alluvial sediments deposited in the adjoining basin having relatively low-lying areas and is part of the Harquahala Plain.

         When IPM began exploring for mineralization on the Property, IPM was not aware of the fact that the Property respresented a new type of precious metals deposit. IPM's initial testing showed anamolous prescious metal values. As a result, IPM management commenced a research and development program in order to provide confirmation of the values of precious metals from the Property. It was through this research and development program, that IPM realized that it was exploring a new type of precious metals deposit.

         IPM's initial analyses indicated the presence of quantities of gold, platinum, palladium and silver were contained in samples taken from the Property. A variety of analytical assay methods were used including, Atomic Absorption (AA), Inductively-Coupled Plasma (ICP), X-ray Flourescence (XRF) and fire assay and wet chemical analysis, all being standard mining practices for initial determinations of mineral content. Although the different analytical assay methods indicated the presence of precious metals, IPM was unable to obtain any precious metal values using what is known in the industry as a "standard fire assay".

          The Company has not established a value for the Black Rock Property, but as stated above, independent tests have, from the beginning, indicated interesting values of gold, silver, palladium and platinum on the Property. To assist in the understanding of the exploration and discovery of a gold deposit, the following is a general summary of the types of gold mineralization that may be found.

In its natural state, gold occurs in multiple forms:

         1) Free Milling Gold - this is the type of elemental gold that was found in the California and Alaska gold rushes.

         2) Refractory Gold - gold which does not respond to typical extraction processes and therefore requires special treatment (i.e. roasting). Refractory Gold can be associated with sulphide materials (i.e. copper, iron, zinc, lead etc.), contained in carbonaceous material (i.e. carbons, graphites) or finely disseminated in quartz, or encapsulated by sulphides and/or silicates.

         3) Complexed Mineralization - gold which occurs together with other mineral compounds. This type of gold can be associated (i.e. complexed) with clays, black/heavy mineral sands, iron oxides, and with complex matrix chemistry, such as salts (calcium and sodium chlorides), organics (i.e. humates) and sodium and calcium carbonates. Like refractory gold, complexed gold does not respond to typical extraction processes. Gold located on the Black Rock Property falls within this category.

         At the present time, commercial mining is limited to free milling gold and certain forms of refractory gold. Exploration companies such as IPM are seeking the means to exploit other forms of gold deposits that have Complexed Mineralization. The following table, SUMMARY OF GOLD DEPOSITS AND
RECOVERY METHODS, presents the types of deposits; their ability to be fire assayed; the recovery method; grade range of deposits; the amount of research time required to capitalize on a new technology for each type of discovery; where these types of deposits occur and which mining companies are applying these technologies.


                        SUMMARY OF GOLD DEPOSITS AND RECOVERY METHODS
                         PREPARED FOR INTERNATIONAL PRECIOUS METALS

                                                                        GRADE                      YEARS TO
TYPE                  DEPOSITS        FIRE ASSAY    RECOVERY         RANGE (OPT)     NEW TECH      DEVELOP       MINING COMPANIES
---------------------------------------------------------------------------------------------------------------------------------

1) FREE MILLING
   ORES

  Free Gold Course    Placer          Yes           Simple Gravity     0.01-0.03     No           In Antiquity   Placer Dome
                      Lode            Yes           Simple Gravity     0.03-0.75     No           In Antiquity   AMAK

  Free Gold, Fine     Oxide Ores      Yes           Cyanidation &        0.03+       90 yrs old                  AMAK, Echo Bay

                                                    Flotation/                                                   New Crest
                                                    Cyanidation                                                  (Australia)

  Free Gold, Lower    Oxide Ores      Yes           Heap & Vat Cyanide   0.02+       20 yrs old    5-10 Years    Echo Bay
  Grade                                             Reacting                                                     Nevada Producers
----------------------------------------------------------------------------------------------------------------------------------

2) REFRACTORY ORES

  Carbonaceous        Oxide Ores       Yes          Pretreatment with    0.07+       50 yrs old     20 Years     Newmont Barrick
                      With Carbon                   Oxidants &
                                                    Cyanidation

  Gold In Sulphides   Sulphide Ores    Yes          Roasting             0.07+       80 yrs old     20 Years     Homestate, Barrick
  Tellurides          (Cu,Pb,In,As)                 Pressure Oxida-      0.07+       20 yrs old     10 Years     NCO
                                                    tion, Cyanidation
                                                    a Bio-Leach          0.07+       10 yrs old     10 Years     S. Africa (Mintek)

  Gold in Sulphides   Sulfides of Fe   Yes          Bio-Oxidation        0.02+       2 yrs old      10 Years     Tonkin Springs
  (Lower Grade)       As. etc.                      Leach                                                        Newmont Gold Quarry

  Encapsulated Gold   Quartz Veins     Some         Not Recoverable      0.03+       In R&D         5-10 Years   Newmont-still in
  in Quartz           & Sands          Difficulty   by Present Methods                                           R&D
----------------------------------------------------------------------------------------------------------------------------------
3) COMPLEXED
MINERALIZATION
                      Gold in Ganque  Yes, by      To be Determined     0.02+       In R&D          2-5 Years   IPM & Others
  In Process of       Minerals, Si,   Modified and (Some Success)
  Documentation       Clays, Alkali   Chemical

  In Process of       Gold in Micro    Yes, by      To be Determined     0.02+       In R&D          2-10 Years  IPM & Others
  Documentation       Clusters &       Modified and (Some Success)
                      Organics         Chemical
----------------------------------------------------------------------------------------------------------------------------------

   B.1.3 Material Events Associated with Black Rock Development

   B.1.3.1     1995 Drilling Program and 1996 Wet Chemical Assay

         In October 1995, the Company began implementing a systematic strategy for advancing the basin portion of the Black Rock Property. The Company's plan was to begin a drill program and to continue developing and improving the efficiency and effectiveness of its testing process. The program design over the first one square kilometer Black Rock Property grid consisted of one hundred twenty-one drill holes to a depth of thirty meters (100 feet). Samples were collected every 1.32m (5 feet) until 100 foot depth or auger drill refusal.

         The total of 2,251 samples collected were then leached for precious metals analysis. Check assays were performed on 20% of the samples at a separate independent laboratory. Independent laboratories confirmed the measurement of attractive values of gold. Acceptable correlation was exhibited between the laboratories. The Company reported in April 1996 that the average amount of gold and platinum measured via the leach procedure from the entire drill grid was 0.046 opt and 0.09 opt, respectively.

   B.1.3.2 Expansion of Chloride Leach Tests, December, 1996, to June 1997: Fire Assay Test, June 1997

         In December, 1996, an independent process mineralogist retained by IPM, developed a more complex chloride leach procedure which measured mineralization on samples taken from the Property. The cholride leach procedure allowed the precious metals to be measured by instrumentation or extracted as physical metal. The initial tests consisted of results using small bench scale samples of material (approximately 1 oz. To 3 oz.) taken from the Property.

         The chloride leach procedure, which showed both significant results and correlation between laboratories, required expanded testing. A benefit of the procedure was that, not only could it be used in laboratory scale testing but IPM believed that the procedure could also be applied to larger scale bench tests as well as demonstration bulk testing. Hence, a pilot plant program was commenced to measure mineralization up to an aggregate of 2,152 lb. samples. All of the testing was conducted at a private independent laboratory and verified by instrument at a second independent recognized industry recognized laboratory.

         In June, 1997, IPM received a report from AuRIC Metallurgical Laboratories, Inc. ("AuRIC"), an independent refiner, that AuRIC had extracted mineralization from three samples taken from the Black Rock Propertry aggregating 1,752 lbs. and processed by the independent laboratory using the chloride leach procedure. Also in June 1997, AuRIC advised IPM that it had successfully repeated a fire assay on samples taken from the Property. AuRIC stated they had developed a quick, accurate and inexpensive fire assay methodology for gold, platinum and palladium for samples taken from the Black Rock Property.

   B.1.3.3     Independent Verification Program

         In April, 1997, IPM commenced the verification of the chloride leach procedure using outside third party consultants. The objective of the "independent verification program" was the confirmation of the presence of precious metals at the Property, and not the determination of the grade of precious metals. The role of the third party consultants was equivalent to that of an auditor, in that their roles were to observe and ensure the scientific integrity of the extraction process i.e. to ensure that no contamination occurred during the processing of the samples, maintenance of security, the testing of all chemicals and compounds etc.

         Since the mineralization contained at Black Rock is quite complex and is controlled by extraneous mineralogical compounds i.e. clays, calcium carbonate, organics, heavy minerals, silicates etc., the extraction process developed by IPM's consultant became quite complicated, involving a number of stages. During several attempts at verifying the extraction of metal, changes to the procedure and equipment originally used were effected, rendering the tests invalid. Since the independent third parties involved in the verification program wanted to ensure strict control over the extraction process testing, neither IPM nor its independent consultant were allowed into the lab at any time during the testing period. As such, neither were able to ascertain whether or not the extraction process was being exactly followed.

         Notwithstanding the fact that the tests were invalid due to changes in the procedure and equipment, there was sufficient mineralization found in the samples to enable Behre Dolbear & Company, Inc. (Behre-Dolbear), a recognized mining consulting group to confirm the presence of gold and Bateman Engineering Inc., a recognized engineering and metallurgical consulting organization ("Bateman") to confirm the presence of both gold and platinum. After the completion of the independent verification program, Bateman stated that it was their view the chloride leach recovery process would not be economically suitable as a recovery process to be used as part of a mining operation. Although IPM initially believed that the chloride leach recovery process had the potential to be economic, Bateman's view was the process was not economic.

         In conjunction with the independent verification of the chloride leach procedure the Company also commenced the verification of the fire assay test developed by AuRIC for gold, platinum and palladium. The representative from AuRIC met at a third party lab to further evaluate the proscribed gold assay method, overseeing all stages of the process as performed by the technicians at that laboratory. Although the procedure was performed multiple times, the independent laboratory was unable to confirm the values which AuRIC had originally reported to IPM.

         AuRIC requested time to re-evaluate its method, and determine if any changes in the method had inadvertently occurred when it was transferred to the third-party laboratory. IPM agreed to await AuRIC's pleasure at replicating its fire assay methodology for gold, platinum and palladium, but at this time no date has been set when this will occur.

B.1.3.4        INTERNAL FIRE ASSAY TESTING -MODIFIED FIRE ASSAY, NOVEMBER, 1997

         As previously discussed, standard fire assay procedures do not provide repeatable measurements of content in the Black Rock material. To that end, the Company has developed a modified fire assay procedure on raw Black Rock Property (head grade) samples. The modified fire assay developed by IPM and confirmed by an Arizona registered State laboratory yielded positive results for gold. Non-destructive elemental determination (Scanning Electron Microscope/Emission Dispersion Spectroscopy) has been used to verify the elemental composition of the metal prills recovered by the modified fire assay. During the last quarter of 1997, IPM conducted well over 700 tests utilizing various methods.

         The result was a method that is of longer duration to complete but is successful in the determination of metal, with silver being a recent metal to be identified. Some of the prills were weighed, while others were dissolved and determined by Atomic Absorption
(AA). The most recent testing has shown values from both secured chain of custody samples collected by both of IPM's consultants Behre-Dolbear and Company and Bateman, as set forth in the following chart:


-----------------------------------------------------------------------------------------------------------------
LOCATION/          HEAD GRADE         HEAD GRADE           TYPE          INTERVAL IN FEET          TYPE OF SAMPLE
HOLE #             GOLD OZ/T          SILVER OZ/T           OF
                                                         COLLECTION
-----------------------------------------------------------------------------------------------------------------
168                0.017               2.770              AUGER             30 - 35                     -
-----------------------------------------------------------------------------------------------------------------
181A               0.023               1.800              AUGER              3 - 25              CHAIN OF CUSTODY
-----------------------------------------------------------------------------------------------------------------
143A               0.033               1.490              AUGER              3 - 25              CHAIN OF CUSTODY
-----------------------------------------------------------------------------------------------------------------
181T               0.042               0.020             TRENCH              5 - 25              CHAIN OF CUSTODY
-----------------------------------------------------------------------------------------------------------------
181T               0.080           NOT DETERMINED        TRENCH              5 - 25              CHAIN OF CUSTODY
-----------------------------------------------------------------------------------------------------------------
130A               0.052               1.500              AUGER             40 - 45                     -
-----------------------------------------------------------------------------------------------------------------
127                0.035               1.300              AUGER              15 -20                     -
-----------------------------------------------------------------------------------------------------------------
181B               0.023           NOT DETERMINED         AUGER              25 -50              CHAIN OF CUSTODY
-----------------------------------------------------------------------------------------------------------------
181B               0.020           NOT DETERMINED         AUGER             25 - 50              CHAIN OF CUSTODY
-----------------------------------------------------------------------------------------------------------------

NOTE: ALL OF THE VALUES FALL WITHIN THE PREVIOUSLY ANNOUNCED RANGES OF GRADE FOR THE BLACK ROCK AREA, HOWEVER, THE ABOVE SAMPLES REPRESENT ONLY TWO LIMITED AREAS.

        The Company engaged Bateman who has accepted this technical procedure as a method to proceed to the second stage of the mine development process, being the calculation of a resource statement on the first one square km drilled grid. Reference is made to the headings "Summary Status Statement for the Black Rock Property" and "Stages of the Mine Development Process" for a further description of the work to be completed in the second and later stages of the mine development process.

   B.1.4 SUMMARY STATUS STATEMENT FOR THE BLACK ROCK PROPERTY

         Over the past 4 years, IPM has been engaged in the exploration for precious metals on the Property. When IPM began exploring for mineralization on the Property, IPM was not aware of the fact that the Property represented a new type of precious metals deposit, currently identified as "Complexed Mineralization", being mineralization associated with clays, black/heavy mineral sands, iron oxides, and with complex matrix chemistry, such as salts (calcium and sodium chlorides), organics (i.e. humates) and sodium and calcium carbonates.

         IPM's initial exploration program involved the testing and assaying of samples taken from the Property for mineral content. The testing included outcrop, bedrock, soil sampling, etc., with analyses consisting of geochemical testing and/or assaying; geologic assessments to determine the potential geologic environment; geophysical studies to expand the knowledge of the Property and to identify the potential for new or hidden geologic targets; and the quantification and placement of the Property into a geologic model.

         IPM's initial exploration program utilized a multitude of standard mining methodologies for initial determinations of mineral content, and these results convinced IPM of the presence of anamolous precious metal values. Although these different methodologies indicated the presence of precious metals, IPM was unable to obtain precious metal values using the industry recognized standard fire assay. As such, the scientific challenge for IPM became how to quantify mineral content from samples taken from the Property using an industry recognized assay method.

         As stated in IPM's press release of November 14, 1997, IPM is now able to measure the amount of mineralization in a given sample taken from the Property using an industry recognized assay method. This step is significant since the ability to measure the amount of mineralization in a given sample, through what has been termed as a Modified Fire Assay Procedure, will now allow IPM to progress the Property to the next stage of development, being the preparation of a Resource Statement. In conjunction with the preparation of a Resource Statement for the drilled one square kilometre grid, IPM will continue exploration work on the

Property outside of this area.

         A Resource Statement requires an area be drilled to depth and width according to a certain spacing formula (i.e. holes so far apart, samples taken every "x" number of feet) in an effort to determine the aggregate amount of mineralization that is likely contained on the drilled one square kilometre grid and define those areas where the mineralization is concentrated or depleted. Mining geologists and engineers examine the geology and assay data from the drilling program and integrate that information in a statistical model to estimate average grade and tonnage which "defines" that specific portion of the property tested. Generally speaking, the Resource Statement stage can take up to 2 years and practically, some of the feasibility studies can be done concurrently. IPM has now commenced this stage for the drilled one square kilometre grid.

         Upon completion of the Resource Statement, and conditional upon there being sufficient mineralization contained therein, IPM would progress to the next stage of development, being the preparation of a Feasibility Study. A Feasibility Study evaluates, for a specific property, all of the tasks and costs associated with the extraction and sale of the mineralization to determine if there is an economic basis for actually building a mine on the property. The study is applied to the resource that has been defined in the second stage of this process and can take up to 2 years. The distribution and variations of grades seen from the Resource Statement become the benchmark for the grade control and ultimate planning in a mining operation to ensure the greatest percentage of precious metals will be recovered in the mill, at least to the quantity determined by the head grade analysis.

         The final stage of a mining project if the economics are favorable, staking the property to operating status. Generally speaking the permitting, construction and development stage can take approximately 1 to 3 years after the completion of the feasibility analysis.

   B.2   BIG TROUT LAKE, ONTARIO

         The Company holds an interest in 223 claims, totaling 8,920 acres, on a property located near Big Trout Lake in northwestern Ontario, Canada, approximately 400 miles north of Thunder Bay. The closest all-weather public road extends north from Pickle Lake (the nearest sizable community) to within approximately 100 miles of the property. From there, a private road, usable only in winter, extends to the property. The property is accessible in summer only by helicopter.

         Some 46 claims which were set to lapse on Feb. 20, 1998 are being extended for a minimum of six months to enable the company to option the property to another party able to carry out immediate exploration. A field expenditure of $65,000 per year is required to hold the property intact. The entire property or portions may be currently taken to lease by application and conducting a boundary survey of the subject claims. The claims cover a four-mile strike length of the Big Trout Lake mafic to ultramafic intrusion, and expire in 1999. The Company holds a 66.7% interest in the claims, subject to the Overseas Platinum Corporation holding a 10% net profit interest in the Company's interest.

         Previous drilling by Canadian Occidental Petroleum in 1981 intersected
0.28 ounces of PGM per ton over 6.7 feet within layered chromite seams. A 6,595 foot, 9 hole surface drill program in late 1985 successfully outlined 8 foot and 160 foot wide PGM bearing zones.

         In 1986 a 550 line mile airborne magnetometer survey was completed to help locate the platinum bearing chromite units. A 12 hole drill program in 1987 tested this zone in four holes and other targeted areas in eight holes. Continuity of the chromite bands was established with values reaching
0.07 ounces per ton platinum/palladium. A drilling program of 13 holes was conducted during 1988. This program returned grades of 0. 15 ounces per ton of platinum group metals over 2.0 feet, and 0.07 ounces per ton over 1.6 feet. During 1989, 20 holes were drilled. Six of twenty holes intersected PGM in excess of 0.13 ounces per ton over thickness' of 1.0 foot to 7.6 feet. Two of these intersections graded 0.37 ounces and 0.38 ounces of PGM per ton over
3.3 feet and 5.0 feet.

         The Company has expended approximately $1.2 million on this property. Despite the amount of exploration already undertaken on Big Trout Lake, this property is still in a relatively early stage of its exploration. Since 1990, the company has limited its work on the property because of financial constraints. The Company in 1996 refreshed prior survey grids and camp sites and conducted a geophysical survey using electromagnetic techniques. The work delineated further electromagnetic conductors for the express purpose of locating new drill targets along strike from the prior platinum/palladium drill intersections. A total of $24,000 was expended by IPM during 1997 on clean up of the old camp locations.

         During 1997, management has written off a portion of the deferred mineral exploration expenditures in response to the current survey report and budgets for the property. Joint venture partners are being sought to assist with the exploration funding for this prospect.

B.3      EAGLE LAKE, ONTARIO

         The Company holds 327 claims, consisting of 10,320 acres, located 20 miles west-southwest of Dryden, Ontario, Canada. All of these claims are in good standing at least until 1999. No public roads provide access to the property and the property is accessible in summer only by helicopter. No costs are associated with holding the claims.

         To date, exploration of the property has identified several east-northeasterly trending zones which carry anomalous gold, silver and/or base metal values over a significant stratigraphic column. Results from the 1988 drill program which targeted geophysical conductors included a 2.5 foot wide zone of stringer type mineralization assaying 0.174 ounces gold per ton, 0.32 ounces silver per ton and 0.35% copper from the North Twin Island - Poplar Island area. The mineralization occurs stratigraphically below a massive sulphide horizon containing anomalous base and precious metal values. Geological mapping in the summer of 1988 along the northern portion of the property traced out an anomalous zone over a 5 mile strike length in which gold and zinc mineralization were associated with a quartz eye tuff. Subsequently, geophysical surveys identified several targets along this favorable geological horizon on which drilling occurred in early 1989. Values of 0.06 ounces of silver and 0.93% zinc over .23 feet and 0.10% zinc over 4.6 feet were intersected within widespread broader anomalous sulphide and graphitic zones. Exploration confirmed a widespread presence of precious and base metal mineralization on the Eagle Lake Property.

         In early 1990 an option agreement was concluded with Teck Corporation ("Teck") which entitled Teck to earn a 50% joint venture interest in the property by expending $1,650,000 on exploration over four and a half years. Teck spent a total of approximately $370,000 on the property up to March 1991, principally on geophysical surveys and drilling. On June 12, 1991 Teck advised the Company that it was terminating the agreement and returning the claims to the Company.

         The Company in 1996 refreshed prior survey grids and camp sites and conducted geophysical survey using electromagnetic techniques. The work delineated further electromagnetic conductors for the express purpose of locating new drill targets along strike from the prior massive sulfide/gold intersections. Drilling from lake ice, 600 meters of core drilling was completed in early 1997. Each of the two drill holes intersected massive sulfides up to 10 meters in width, with no visible precious metals. One distinct zone of sphalerite (zinc) with a true width of 0.9 meters was also intersected. Assays are yet to be received. The expenditures upon these claims will enable them to be held in good standing.

         In 1997, management has written-off a portion of the deferred mineral exploration expenditures in response to current survey reports and budgets for the property. No further work is anticipated on this project this year.

B.4      GEORGIA LAKE, ONTARIO

         In 1997, management has decided not to pursue further development of this property and accordingly is has been written off in the year.

B.5      GOLD HILL, ARIZONA

         In 1997, management decided not to pursue further development of the Gold Hill property and accordingly it has been written off in the year.

B.6      Stages of the Mine Development Process, an overview

There are four basic stages to the mine development process. These stages are common throughout the industry, and every mining project must pass through them regardless of the mineral being sought and the form in which that mineral is presented. The first stage involves conducting exploration work on a property to determine the potential for finding minerals; the second stage involves the development of a resource statement on the property; the third stage involves conducting feasibility studies to evaluate extraction methods and engineering design to determine the potential economics of a property; and the final stage involves the ultimate engineering design and construction of the mining and milling production facility.

Stage 1, Initial Exploration, involves evaluations, studies and tests of the property for mineral content. The objective of this work is to determine the potential geologic environment of the property, to expand the knowledge of the geologic target or to identify potential new or hidden geologic targets, and to quantify and place the property into a geologic model. In the case of the Property, a major factor in achieving the Stage 1 objectives is having an accurate test to determine the amount of mineralization in a given sample. Generally speaking the initial exploration stage can take approximately 2 to 10 years.

Stage 2, the development of a Resource Statement, requires an area be drilled to depth and width according to a certain spacing formula (i.e. holes so far apart, samples taken every 'x' number of feet) in an effort to determine the aggregate amount of mineralization that is likely contained on the property and the area(s) in which the mineralization is concentrated. Mining geologists and engineers examine the data from the drilling program and integrate that information into a statistical model to estimate average grade and tonnage which "defines" the specific portion of the property tested. The completion of a Resource Statement allows a company to quantify the economic value of the precious metals on the property and then make a pre-feasibility determination as to whether there are sufficient quantities of mineralization to commence the feasibility study stage. Generally speaking the Resource Statement stage can take approximately 1 to 2 years.

Stage 3, Feasibility Study, evaluates the extraction methods, engineering design and the environmental and permitting factors and costs for a specific property, as well as estimates of all of the costs associated with the extraction and sale of the recovered metals/product to determine if there is an economic basis for actually building a mine on the property. The study is applied to the resource that has been defined in the second stage of this process, however additional drilling may be required. The concentrations determined by the Resource Statement become the benchmark for planning the mining and milling operation to ensure the highest percentage of precious metals will be recovered. Generally speaking the feasibility study stage can take approximately 2 to 4 years.

Stage 4, Construction and Operation, is the final stage of mine development. Reaching this stage is wholly dependent upon the results of the Feasibility Study. The engineering design, construction, development and operation of a producing mine can require the outlay of hundreds of millions of dollars and therefore is a step considered most seriously before commitment of that magnitude is made. Generally speaking the design, construction and development stage can take approximately 1 to 3 years.

C.1  SEGMENTED INFORMATION

         Certain financial data of the Company, segmented by geographic region, are set forth in Note 14 to the Consolidated Financial Statement appearing elsewhere herein.

C.2  CERTAIN RISK FACTORS

C.2.1    MARKET FOR METALS

         The prices paid for gold, silver and platinum group metals are based upon demand in the trading market. Factors which influence these markets include currency values, political considerations both in the producing regions themselves and worldwide, governmental sales and purchases, including sales originating in the former USSR, commercial demand, particularly for silver and platinum, and demand for jewelry purchases. Production of metals generally changes more slowly than demand. The March 24, 1998 spot prices for gold and silver as quoted by Handy & Harman were $299.25 an ounce and $6.24 an ounce, respectively. The March 24, 1998 spot price for platinum on the New York Mercantile Exchange was $406.70 an ounce.

C.2.2    GOVERNMENT REGULATION

         The Company's exploration and projected development activities are subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring the Company's properties. It is possible that the costs and delays associated with compliance with such regulations could prevent the Company from proceeding with the exploration and development of one or more of its properties.

C.2.3    COMPETITION

         There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

C.2.3    RISKS INHERENT IN THE MINING INDUSTRY

         Mineral exploration and development is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to exploring and developing mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; geological problems; force majeure events; and the risk of injury to persons, property or the environment.

C.2.4    UNCERTAINTY OF RESERVES AND MINERALIZATION ESTIMATES

         There are numerous uncertainties inherent in evaluating possible reserves and mineralization, including many factors beyond the control of the Company. The evaluation of possible reserves and mineralization is a subjective process and the accuracy of any such evaluation is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production subsequent to the date of any evaluation may justify revision of such evaluation. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit.

C.2.5.   TITLE TO PROPERTIES

         The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. The Company has not yet filed a patent application for any of its properties that are located on federal public lands in the United States and, under proposed legislation to change the General Mining Law, patents may be hard to obtain. Although the Company has attempted to acquire satisfactory title to its properties, the Company does not intend to obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties may be defective.

C.2.6.   SOURCES OF CAPITAL; LIQUIDITY OF COMMON SHARES

         Since all of the Company properties are presently in the exploration stage, the continuation of the Company is dependent on its ability to obtain equity financing to permit the further exploration and development of its properties.

         On February 11, 1998, the Company received a Notice from the NASDAQ staff stating that the Company no longer qualified for continued listing on the NASDAQ SmallCap Market. The Company requested and was granted a hearing before an independent panel to review the determination of the NASDAQ staff. The hearing was held on March 19, 1998, and as of March 30, 1998 the Company had not received the independent panel's decision. Delisting of the common shares from the NASDAQ SmallCap Market would impair the Company's ability to obtain equity financing. The Company's common shares were previously listed and traded on the Toronto Stock Exchange but were delisted on June 5, 1995, following a twelve month suspension.

ITEM 3.  LEGAL PROCEEDINGS

         On April 28, 1997, the Company filed a Notice of Claim for damages against the Arizona Department of Mines and Mineral Resources ("ADMMR"), its director Mason Coggin, and employee Nyal Niemuth. The Notice of Claim alleges damages in excess of $25 million dollars from untrue and misleading statements and information provided by Messrs. Coggin and Niemuth in response to inquiries from existing shareholders of the company, potential investors and members of the media in connection with the Company's development of the Black Rock Property. The Company also has claimed that Messrs. Coggin and Niemuth acted beyond their statutory authority by making statements which disparaged and maligned the Company. It is the Company's understanding that the mandate of ADMMR is to operate the Arizona Mineral Museum and to maintain archives about mining. The Company understands that neither ADMMR nor any of its employees have any legal authority to regulate, review and/or comment on companies mining in the State of Arizona. In connection with the filing of the Notice of Claim, on September 2, 1997, the Company obtained a permanent injunction against ADMMR and Messrs. Coggin and Neimuth in their official capacities as representatives of ADMMR, enjoining ADMMR and Messrs. Coggin and Niemuth from commenting on or giving financial advice relative to any mining venture or company in Arizona.

         On a related matter, the Company is in receipt of a demand letter seeking payment of the sum of $2,500,000.00 for the purchase of certain gold assay methodology and damages for the unauthorized appropriation of a proprietary gold technology. It is the Company's position that the demand is without merit, since the methodologies presently being used by the Company are based on entirely different technology. At this time it is unknown if additional amounts, if any, are payable pursuant to this demand.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                  HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common shares were listed and posted for trading on The NASDAQ Stock Market, Inc. ("NASDAQ") on May 26, 1989 and the Canadian Dealing Network (CDN) November 5, 1994.

         During 1997, the Company was the subject of several inquiries by NASDAQ, the United States Securities and Exchange Commission and the Arizona Corporations Commission. The Company was asked to voluntarily provide certain information and documentation to questions raised by each regulatory authority. The Company voluntarily provided each regulatory authority with the information and documentation requested, and to date, no further inquiry has been made.

         On February 11, 1998, the Company received a Notice from the NASDAQ staff stating that the Company no longer qualified for continued listing on the NASDAQ SmallCap Market. The Company requested and was granted a hearing before an independent panel to review the determination of the NASDAQ staff. The hearing was held on March 19, 1998, and as of March 30, 1998 the Company had not received the independent panel's decision. Pending the decision of the independent panel, the Company's common shares will continue to trade on the NASDAQ. If the independent panel's decision supports the

NASDAQ staff's determination, then the Company's common shares will be delisted from the NASDAQ SmallCap Market, in which case they will continue to trade on the Canadian Dealing Network. The Company expects that its common shares will also trade on NASDAQ's Bulletin Board in the United States. If the independent panel's decision supports the Company's position, then the Company's common shares will continue to trade on the NASDAQ SmallCap Market and CDN.

         The following table sets forth the high and low closing sales prices reported by the Canadian Dealing Network and NASDAQ for the common shares for the periods indicated. The quotations are presented after giving retroactive effect to a reverse 1 for 10 split on October 23, 1995.

--------------------------- -------------------- ------------------------ --------------------- --------------------
                             Canadian Dealing       Canadian Dealing        NASDAQ SmallCap       NASDAQ SmallCap
                               Network (CDN)          Network (CDN)              Market               Market
                               (Canadian $)           (Canadian $)               (US$)                 (US$)
--------------------------- -------------------- ------------------------ --------------------- --------------------
           Date                    High                    Low                    High                  Low
--------------------------- -------------------- ------------------------ --------------------- --------------------
1995- 1st Quarter                          2.50                     1.25                 1.875                 1.25
--------------------------- -------------------- ------------------------ --------------------- --------------------
1995- 2nd Quarter                          2.50                     1.50                 1.875                0.625
--------------------------- -------------------- ------------------------ --------------------- --------------------
1995- 3rd  Quarter                         1.75                     1.00                 1.875                0.625
--------------------------- -------------------- ------------------------ --------------------- --------------------
1995- 4th Quarter                          4.10                     0.75                  3.50                 1.16
--------------------------- -------------------- ------------------------ --------------------- --------------------
1996- 1st Quarter                         6.625                     3.00                  5.75                 2.25
--------------------------- -------------------- ------------------------ --------------------- --------------------
1996- 2nd Quarter                          7.00                    5.375                 6.375                3.375
--------------------------- -------------------- ------------------------ --------------------- --------------------
1996- 3rd Quarter                          6.25                     3.00                 5.063                1.875
--------------------------- -------------------- ------------------------ --------------------- --------------------
1996- 4th Quarter                         6.375                     2.75                 4.938                1.938
--------------------------- -------------------- ------------------------ --------------------- --------------------
1997  - 1st Quarter                       20.00                     2.50                 14.50                 3.50
--------------------------- -------------------- ------------------------ --------------------- --------------------
1997  - 2ND Quarter                       15.00                     8.00                 11.07                 5.32
--------------------------- -------------------- ------------------------ --------------------- --------------------
1997  - 3rd Quarter                       10.50                     5.25                  8.04                 3.66
--------------------------- -------------------- ------------------------ --------------------- --------------------
1997  - 4th Quarter                        8.50                     1.50                  6.63                 1.00
--------------------------- -------------------- ------------------------ --------------------- --------------------
1998  - 1st Quarter                        2.50                      .50                  2.00                  .54
--------------------------- -------------------- ------------------------ --------------------- --------------------

         As of March 24, 1998 there were 1,531 registered holders of common shares and 22,049,857 common shares issued and outstanding.

         During 1997, the Company issued an aggregate of 6,190,450 common shares, of which 1,865,000 were issued outside the United States in reliance on Regulation S (pursuant to the exercise of warrants at $1.20 and $4.40 per common shares). 233,950 common shares were issued primarily for cash upon exercise of options granted under the Company's Stock Option Plan at prices ranging from $1.05 to $4.50 per common share, for which the private offering exemption under Section 4(2) of the

Securities Act of 1933, as amended, is claimed. The remaining 4,091,500 shares were issued in exchange for real property, in Section 4(2) private transactions, on the following dates: 1,000,000 common shares at US$10.00 per share on May 9, 1997; 3,091,500 common shares at prices ranging from US $4.80 to US$6.40 per share on May 9, 1997 and December 3, 1997.

         The Company has no intention of declaring or paying dividends on its common shares and, in any event, its current financial position precludes it from doing so.

         Currently, there are no governmental laws, decrees or regulations in Canada, the country in which the Company is amalgamated, which restrict the export or import of capital (including foreign exchange controls), or, except for withholding taxes, which affect the remittance of dividends or other payments to nonresident holders of the securities of Canadian corporations. Any cash dividends paid by the Company to shareholders resident in the United States will be subject to a withholding tax of 15% (for which a shareholder may be able to claim a credit). There no limitations currently imposed by Canadian law or by the Company's Articles of Amalgamation or By-Laws on the right of nonresident or foreign owners to hold or vote the Company's common shares.

ITEM 6.  SELECTED FINANCIAL DATA

DECEMBER 31, 1997, 1996, 1995, 1994, 1993 (IN U.S. DOLLARS)

         The following table shows selected financial data in accordance with accounting principles generally accepted in the U.S.. In the opinion of the Company's auditors, these principles, in all material respects, conform with accounting principles generally accepted in the United States.


-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
                                       1997               1996              1995              1994              1993
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Operating Revenues               $                0 $                0 $              0 $               0 $               0
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Loss for the Year                         4,840,000          1,399,000        2,444,000         1,354,000           963,000
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Loss Per Share                                 0.27               0.11             0.27              0.22              0.30
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Total Assets                             40,371,000         11,958,000        7,802,000         5,268,000         4,022,000
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Deferred Mineral Exploration             37,891,000          8,298,000        7,050,000         4,339,000         3,387,000
Expenditures
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Long Term Liabilities                       111,000            169,000          339,000                 0                 0
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Working Capital                          (2,202,000)         1,872,000      (2,787,000)          (927,000)         (991,000)
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Share Capital                            62,894,000         32,085,000       23,105,000        20,255,000        17,490,000
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Deficit Accum. during                    26,172,000         21,332,000       20,576,000        18,958,000        17,436,000
Development Stage
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Shareholders Equity                      36,722,000         10,753,000        4,058,000         3,442,000         2,057,000
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Cash dividends                                    0                  0                0                 0                 0
-------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
Number of Common Shares                  21,049,857         14,859,407        9,496,098         7,219,000         4,648,526
Outstanding at Year End
---------------------------------------------------------------------------------------------------------------------------
 Note: Share and per share figures are adjusted to give retroactive effect to a 1 for 10 reverse split on October 23, 1995.
---------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein as well as the data set forth in "Selected Financial Data."

LIQUIDITY, CAPITAL RESOURCES AND LIMITED OPERATIONS

         From inception, July 22, 1980, to the end of 1986, the Company's sole activity related to the exploration for and investigation of precious metal deposits in Canada and the United States. In early 1987, the Company entered into an agreement to participate in an oil exploration program in the State of Illinois; in June 1987, the resulting oil wells commenced production and the Company realized its first operating revenues. The Company has financed virtually all of its exploration activities through various equity financings, which continue to be the Company's major source of capital. Interest income realized from excess cash balances has been applied to the Company's administrative costs. Exploration for precious metals continues to be the Company's major activity. The Company acquires its interests in various properties either by its own grass-roots exploration efforts, or by participation in the exploration of properties owned by others, in which case the Company may earn an interest in the properties by the expenditure of its funds on the properties or by making payments or issuing its shares to the property owner. Conversely, the Company may allow others to earn an interest in its properties by the expenditure of their funds on the exploration of the Company's properties.

         Pursuant to a letter agreement dated March 11, 1998 between Omega and the Company, the Company is required to make a payment to Omega of $1,000,000.00 upon the exercise of the 1,000,000 warrants, providing the warrant holders with the right to purchase 1,000,000 common shares of IPM at any time prior to December 3, 1998, at $1.25 per common share. If IPM does not pay Omega the $1,000,000.00 on or prior to December 15, 1998, then such amount will bear interest at the prime rate charged by IPM's bankers in Phoenix, Arizona, plus 2%. IPM will issue a promissory note to reflect this obligation.

         From inception, July 22, 1980, to December 31, 1997, the Company raised gross proceeds of $35,180,000 through the issue of its common shares. In addition, $750,000 was raised by the sale of convertible debentures in 1990. Of these amounts, approximately $23,305,000 has been expended on exploration and development activities.

         In 1997, proceeds from shares issued totaled $5,609,000 and exploration activities resulted in cash expenditures of $4,185,000. At December 31, 1997, the Company had cash resources of approximately $668,000.

         Of the 22,049,857 common shares of the Company outstanding on March 24, 1998, 459,473 were "flow-through" shares. "Flow-through" shares are common shares of the Company issued to investors under the terms of agreements which provide that the funds received will be expended on Canadian Explorations Expenditures ("CEE"), as defined in the Income Tax Act Canada, and that unexpended funds will be held in trust. The CEE so incurred are deductible for income tax purposes only by the shareholder and, accordingly, are not available to the Company.

         The Company in 1997 made non-interest bearing loans to Namibian Copper Mines, Inc. ("Namibian") to cover the operating office expenses of Namibian, including the partial salaries of IPM employees. Two of the executive officers of Namibian were executive officers of the Company. All monies accrued under this arrangement have been converted to equity in Namibian and the shares have been subsequently sold. The Company invested in Namibian commencing in 1996 with a view to expanding its exploration interest. Namibian utilized employees of the Company to carry out normal technical and financial duties, with allocation of expenses associated with such functions accrued over time. Employees of the Company were utilized when time was available from their responsibilities with the Company.

         The Company in 1997 made non-interest bearing loans to MG Gold Corporation ("MG Gold") to cover the overhead and some operating expenses of MG Gold. Several of the executive officers of MG Gold were also executive officers of the Company. The Company has agreed to accept a combination of shares and cash as repayment for the loan. The Company invested in MG Gold commencing in 1996 with a view to expanding its exploration interests. MG Gold utilized employees of the Company to carry out normal technical and financial duties, with allocation of expenses associated with such functions accrued over time. Employees of the Company were utilized when time was available from their responsibilities with the Company.

         Since all of the Company's properties are presently in the exploration stage, the continuation of the Company as a going concern is dependent upon its ability to obtain equity financing to permit the further exploration and development of its properties. Specifically, additional financing is needed to provide the company with additional working capital to cover the $2,202,000 deficiency in working capital for 1997. The Company intends to raise an additional $3,000,000 to $4,500,000 in equity financing but its ability to do so may be affected by a determination of the Nasdaq staff that the Company no longer qualifies for continued listing on the Nasdaq SmallCap Market. The Company requested and was granted a hearing before an independent committee to review the Nasdaq's staff's determination. See "CERTAIN RISK FACTORS--Sources of Capital; Liquidity of Common Shares".

         On January 13, 1998 the company completed a private placement of 1,000,000 units, with each unit consisting of one common share and one warrant to purchase a common share at $1.25 prior to the close of business on December 3, 1998, for aggregate proceeds of $1,250,000. Amounts received by December 31, 1997 relating to future common share issuances have been recorded to deposits payable.

         On dates between January 1, 1998 and February 16, 1998, the company issued $200,000 of 9% senior convertible debentures due on January 31, 2001 with a conversion price equal to the lower of : 110% of the company's share price at the date of debenture issuance; and 80% of the company's share price for the 5 trading days prior to date of conversion.

         The Company has an outstanding debenture in the amount of $175,000.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         The loss for 1997 of $4,840,000 was larger than the loss for 1996 of $1,399,000 due primarily to the writing off of mineral exploration expenditures on the Company properties amounting to $792,000, and the write down on investments of $436,000. The administrative expenses were larger due in part to an expansion of the assay recovery process, moving to a new location, increased legal and consulting costs.

         During 1997, the Company: (i) issued 1,865,000 common shares for cash on exercise of warrants at prices ranging from $1.20 to $4.40 per share, resulting in proceeds of $4,978,000; (ii) issued 233,950 common shares pursuant to the exercise of options at prices ranging from $1.05 to $4.50 per share for cash consideration of $631,000; (iii) issued 1,000,000 common shares under private placements with respect to the purchase price of the Black Rock Property at $10.00 per share; (iv) and issued 3,091,500 under private placement originally as security with respect to the purchase of the Black Rock Property and to be released as satisfaction of the payment of the balance of the property price at prices ranging from $4.80 to $6.40 per share.

         Working capital decreased to a deficit of $2,202,000 in 1997 from a surplus of $1,872,000 in 1996 principally because of an increase in accounts payable at December 31, 1997.

         During 1997, the Company repaid the balance of $400,000 of debentures issued to Phoenix in 1995.

1996 COMPARED TO 1995

         The loss for 1996 of $1,916,000 was smaller than the loss for 1995 of $3,059,000 due primarily to the write off in 1995 of exploration costs of $1,788,000, offset in part by an increase in administrative expenses in 1996.

         During 1996, the Company: (i) issued 2,484,000 common shares under private placements ranging from $3.00 to $3.45 per share, resulting in proceeds of $8,244,000; (ii) issued 2,103,000 common shares pursuant to the exercise of warrants at prices ranging from $1.00 to $3.80 per share for cash consideration of $3,004,000; (iii) issued 336,000 common shares under private placements and pursuant to the exercise of warrants at prices ranging from $1.20 to $3.00 per share for consideration of $792,000 to retire debentures and interest; (iv) issued 424,475 common shares pursuant to the exercise of options at prices ranging from $1.45 to $3.28 per share for cash consideration of $773,000, and 15,834 common shares at prices ranging from $1.45 to $2.50 per share pursuant to the exercise of options for services valued at $27,000; and issued warrants providing the right to purchase 2,700,000 common shares at prices ranging from $2.82 to $4.40 per share in connection with the private placements.

         Working capital increased to $2,564,000 in 1996 from a deficit of $3,818,000 in 1995 principally because of the issuance of securities.

         During 1996, the Company repaid $2,000,000 of debentures of a total of $2,400,000 of debentures issued to Phoenix in 1995.

IMPACT OF INFLATION ON THE COMPANY

         The Company has no control over the prices of the products in which it deals, i.e. precious metals. The prices of these commodities are determined by world markets and are subject to volatile fluctuation over short periods of time.

         To date, the major impact of inflation on the Company has been with respect to costs which have increased moderately in recent years in North America, where most of the Company's activities take place.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company for periods ended December 31, 1997 are listed in Item 14 and attached to this Report. The Company's Consolidated Financial Statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S..

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with accountants on accounting and financial disclosure in 1997.

         The financial statements listed in Item 14 and attached to this report are expressed in United States currency. The prior year's financial statements were expressed in Canadian currency and have been restated to U.S. currency at the 1996 year end rate. Additionally, the prior years' financial statements were prepared in accordance with the accounting principles generally accepted in Canada and have been restated to be in accordance with the accounting principles generally accepted in the United States.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company at March 24, 1998 were as follows:

NAME                  AGE      PROFESSION          POSITION

Alan D. Doyle         44       Investment Banker   Chairman, Director

John Yellich          53       Geologist           V.P. Chief Executive Officer

David Kornhauser      39       Attorney            Secretary, Director

John Blaikie          60       Stockbroker         Director

Paul Mentzer          35       Earth Scientist     Manager Technical Services

         Each director is elected at the annual general meeting of shareholders of the Company and holds office until his successor is elected or until his or her earlier death, resignation or removal. Each executive officer of the Company is appointed by the board of directors and serves at the pleasure of the board of directors.

         Alan Doyle joined the Company on March 13, 1995 as Chairman and Director. Prior to that time, he was a partner at Turnbull Doyle Resources, a merchant bank in Sydney. He is a graduate of Macquarie University with a degree in Economic Geology. For the past 16 years he has been involved in mining research and analysis, corporate advisory management and financing international resource projects.

         John Yellich, a certified professional geologist, has worked with the IPM technical and management team as a consultant since July of 1997 and was operating as the Vice President and General Manager until he officially joined the Company as Chief Executive Officer. Before joining the company he was a managing officer of a consulting group within the largest hazardous waste company in North America. He has more than 27 years of professional experience with 17 in the mining and milling industry. He has a geology degree from Western Michigan University where he has also completed graduate studies.

         David Kornhauser is a corporate, commercial and securities lawyer. He began working for the Company on August 30, 1993 as Secretary and Director. Before that, he was a sole practitioner affiliated with Conway Kleinman Kornhauser & Gotlieb, a law firm in which he became a partner on December 1, 1996. He graduated with a MBA in 1982 and received his Law Degree from Dalhousie University in 1985. Mr. Kornhauser was called to the Bar in the Province of Ontario in 1987.

         John Blaikie is a graduate of Queens University and became a Director on May 22, 1996. He has served as branch manager of the Correspondence Bank of Montreal and he has been the Vice President and Director of Cassels Blaikie and Company (stock brokers) now Scotia McLeod, for 36 years.

         Paul Mentzer is an Earth Scientist and a graduate of Purdue University. Prior to joining the Company as Vice President of Operations on September 24, 1995, he spent eight years as a Research Scientist at Purdue University.

         V. Le Furlong resigned as Director, President and CEO on March
22, 1998.

         Russell French resigned as Director on February 12, 1998.

         There are no family relationships among the officers and directors of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

         In 1997, the Company paid consulting and other fees to executive officers and directors aggregating $738,000. See "Item 13 - Certain Relationships and Related Transactions."

         The following table summarizes, for the years indicated, the compensation paid by the Company to the Chief Executive Officer and each other executive officer of the Company who received in 1997 salary and bonus exceeding $100,000.

SUMMARY COMPENSATION TABLE (IN U.S. DOLLARS)

                                  ANNUAL                                  LONG TERM
                                COMPENSATION                            COMPENSATION
                                                                            AWARDS               PAYOUT
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------
                                                          OTHER ANNUAL    RESTRICTED    SECURITIES
                                                          COMPENSATION    STOCK         UNDERLYING      LTIP         ALL OTHER
NAME       POSITION       YEAR      SALARY      BONUS         (US$)         AWARDS     OPTIONS/SARS    PAYOUT      COMPENSATION
                                     (US$)      (US$)                       (US$)          (#)         (US$)           (US$)
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------
Alan       Chairman       1995         12,500         0                0           0         100,000         0                0
Doyle                     1996        105,000         0                0           0         150,000         0                0
                          1997(1)     153,000         0            7,172           0         300,000         0                0
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------
John A.    CEO            1997         95,000         0                0           0          50,000         0                0
Yellich
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------
David      Corporate      1995         96,000                          0                     140,000
Kornhauser Secretary      1996         60,000         0                0           0          60,000         0                0
                          1997(1)     109,000         0                0           0         125,000         0                0
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------
Paul       Manager        1995         68,085                          0                      90,000
Mentzer    Technical      1996         86,025                     14,587                     100,000
           Services       1997(1)     119,000         0           37,130           0         120,000         0                0
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------
V.L.       Former CEO &   1995         24,570         0                0           0         100,000         0                0
Furlong    President      1996        117,420         0           17,018           0         150,000         0                0
                          1997(1)     217,000         0           44,075           0         300,000         0                0
---------- -------------- ------- ------------ --------- ---------------- ----------- --------------- --------- ----------------

         The following table lists each grant of options during 1997 by the Company to the executive officers named in the Summary Compensation Table.

         (1) Certain of the grants in 1997 are subject to shareholder approval.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (IN U.S. DOLLARS)

                                                                                        POTENTIAL REALIZED VALUE
                                                                                        AT ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION
                                                                                            FOR OPTION TERM
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------
                     NUMBER OF
                   COMMON SHARES   % OF TOTAL OPTIONS   EXERCISE
                    UNDERLYING         GRANTED TO          OR
      NAME        OPTIONS GRANTED   EMPLOYEES IN YEAR   BASE PRICE    EXPIRATION DATE    5% (US$)    10% (US$)
                                                         (US$/SH)
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------
Alan Doyle                250,000                28.1%        4.53       Feb. 13, 2002     312,500       692,500
                           50,000(1)             29.4%        5.78       Oct. 20, 2002      80,000       176,500
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------
John A. Yellich            50,000                41.2%        6.09       Jun.  4, 2002      84,000        86,000
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------
David Kornhauser           95,000                10.7%        4.53       Feb. 13, 2002     118,750       263,150
                           30,000(1)             17.7%        5.78       Oct. 20, 2002      48,000       105,900
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------
Paul Mentzer              100,000                11.3%        4.53       Feb. 13, 2002     125,000       277,000
                           20,000(1)             11.8%        5.78       Oct. 20, 2002      32,000        70,600
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------
V.L. Furlong              250,000                28.1%        4.53       Feb. 13, 2002     312,500       692,500
                           50,000(1)             29.4%        5.78       Oct. 20, 2002      80,000       176,500
----------------- ---------------- -------------------- ----------- ------------------- ----------- -------------

         (1) Subject to shareholder approval.

AGGREGATE OPTION EXERCISE AND FISCAL YEAR END OPTION VALUE TABLE
(IN U.S. DOLLARS)

         The following table indicates the number and value of options exercised by executive officers named in the Summary Compensation Table during 1997 and the number of exercisable and unexercisable options held by such executive officers as of December 31, 1997.

--------------------- --------------------- --------------- ------------------------- -----------------------------
                                                                                         Value of Unexercised
                                                             # of Shares Underlying     in-the-money options at
                                                             Unexercised Options at             12/31/97
                        Shares Acquired         Value        12/31/97 (Exercisable/    Exercisable/Unexercisable
Name                      on Exercise #     Realized (US$)       Unexercisable)                  (US$)
--------------------- --------------------- --------------- ------------------------- -----------------------------
Alan Doyle                               0               0           700,000/162,500                           0/0
--------------------- --------------------- --------------- ------------------------- -----------------------------
John A Yellich                           0               0             25,000/25,000                           0/0
--------------------- --------------------- --------------- ------------------------- -----------------------------
David Kornhauser                    30,000         209,180            253,500/70,000                           0/0
--------------------- --------------------- --------------- ------------------------- -----------------------------
Paul Mentzer                             0               0            215,000/65,000                           0/0
--------------------- --------------------- --------------- ------------------------- -----------------------------
V.L. Furlong                             0               0           562,886/162,500                           0/0
--------------------- --------------------- --------------- ------------------------- -----------------------------

         From time to time the Board of Directors of the Company has granted options to certain directors, officers and employees, including options granted under its Employee Stock Option Plan. As of March 24, 1998, directors, officers and employees held in the aggregate options to acquire 2,466,153 common shares.

LONG-TERM INCENTIVE, DEFINED BENEFIT AND ACTUARIAL PLAN DISCLOSURE

         The Company in 1997 did not make any awards to any executive officer named in the Summary Compensation Table under any long-term incentive plan. The Company does not have in effect any defined benefit or actuarial plan.

COMPENSATION OF DIRECTORS

         Non-executive directors of the Company are entitled to receive $10,000 per year for services provided as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Alan Doyle, Lee Furlong and David Kornhauser participated in deliberations of the Board of Directors regarding officer compensation but declared their conflict of interest with respect to their individual compensation and refrained from voting when their respective compensation was voted upon.

         During the year ended December 31, 1997, the Company incurred consulting and other fees in the aggregate amount of $738,000 for services provided by directors and executive officers of the Company. Of this amount, $45,000 was paid to Bill Allred. The portion of that amount paid to the executive officers named in the Summary Compensation Table is shown as their respective salaries for 1997 in the Table.

         The Company in 1997 made non-interest bearing loans to Namibian Copper Mines, Inc. ("Namibian") to cover the operating office expenses of Namibian, including the partial salaries of IPM employees. Two of the executive officers of Namibian were executive officers of the Company. All monies accrued under this arrangement have subsequently been converted to equity in Namibian and the shares have been subsequently sold. The Company invested in Namibian commencing in 1996 with a view to expanding its exploration interest. Namibian utilized employees of the company to carry out normal technical and financial duties, the bulk of such functions were accrued over time. Officers and managers of the Company were utilized when time was available from their responsibilities with the Company.

         The Company in 1997 made non-interest bearing loans to MG Gold to cover the overhead and some operating expenses of MG Gold. Several of the executive officers of MG Gold were also executive officers of the Company. The Company has agreed to accept a combination of shares and cash as repayment for the loan. The Company invested in MG Gold commencing in 1996 with a view to expanding its exploration interests. MG Gold utilized employees of the Company to carry out normal technical and financial duties, the bulk of such functions were accrued over time. Employees of the Company were utilized when time was available from their responsibilities with the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

           AND MANAGEMENT

         The following table sets forth certain information at March 24, 1998, regarding the beneficial ownership, including common shares which may be acquired upon the exercise of stock options or warrants that are presently exercisable or will become exercisable within 60 days of that date, of the Company's common shares by (i) persons known to the Company to own more than 5% of the Company's common shares, (ii) each director of the Company and (iii) the executive officers and directors as a group.

            NAME AND ADDRESS                    AMOUNT
            OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP(1)    % OF CLASS
            -------------------         --------------------------    ----------
Alan D. Doyle, Sydney, NSW Aust.                 898,000(2)               4.08
David Kornhauser, Toronto, Ont.                  253,500(2)               1.15
John Blaikie, Toronto, Ont.                       44,000(2)               0.20
Executive Officers and Directors               1,549,300(2)               7.03
   as a group (5 persons)(3)

Cede & Co.(4)                                 16,500,562                  74.8
(The Depository Trust Company),
New York, New York

Omega Investment Corporation,                  3,691,500                  16.7
Cayman Islands, Bristish West
Indies

KeyCorp Investment Services                    1,454,800                   6.6
Group, Cleveland, Ohio

----------------

(1) Each person directly owns, and has sole voting and investment power with respect to, the indicated shares.

(2) Includes the following number of shares subject to options that were exercisable at or within 60 days after March 24, 1998: Alan Doyle - 700,000; David Kornhauser - 253,500; John Blaikie - 22,000;
     Executive Officers and Directors as a group - 1,215,500.

(3)  V. Le Furlong, Syndey, NSW, Australia, resigned as Director,
     President and CEO on March 22, 1998 and has beneficial ownership of 765,886(2) shares at 3.48% of class, of which 562,886 were shares subject to options.

     Russell French, Vancouver, BC. resigned as Director on February 12, 1998 and has 35,000(2) shares at 0.16% of class, of which 35,000 were shares subject to options.

(4) As at February 27, 1998. The above noted registered shareholder is the nominee of the beneficial owners of the common shares of the Company. The Company is unaware of any person beneficially owning more than 5% of the issued and outstanding common shares of the Company, except for The Capital Group of Companies, a Los Angeles based mutual fund who indicated in a press release issued in March, 1997, that it owned 10% of the issued and outstanding capital of the Corporation as at such date. This amount may be reflected in the shares registered in the name of Cede & Co. indicated above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No officer or director, nor any spouse or relative of such persons, has had any interest in any material transaction with the Company as either a party or as a holder of a direct or indirect material interest in 1997 except as set forth below.

         During the year ended December 31, 1997, the Company incurred consulting and other fees in the aggregate amount of $738,000 for services provided by directors and senior officers of the Company. The portion of that amount paid to the executive officers named in the Summary Compensation Table is shown as their respective salaries for 1997 in the Executive Table.

         The Company in 1997 made non-interest bearing loans to Namibian to cover the operating office expenses of Namibian, including the partial salaries of IPM employees. Two of the executive officers of Namibian were executive officers of the Company. All monies accrued under this arrangement have subsequently been converted to equity in Namibian and the shares have been subsequently sold. The Company invested in Namibian commencing in 1996 with a view to expanding its exploration interest. Namibian utilized employees of the company to carry out normal technical and financial duties, with allocation of expenses associated with such functions accrued over time. Employees of the Company were utilized when time was available from their responsibilities with the Company.

         The Company in 1997 made non-interest bearing loans to MG Gold to cover the overhead and some operating expenses of MG Gold. Several of the executive officers of MG Gold were also executive officers of the Company. The Company has agreed to accept a combination of shares and cash as repayment for the loan. The Company invested in MG Gold commencing in 1996 with a view to expanding its exploration interests. MG Gold utilized employees of the Company to carry out normal technical and financial duties, with allocation of expenses associated with such functions accrued over time. Employees of the Company were utilized when time was available from their responsibilities with the Company.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

         1.  Financial Statements

         The following financial statements of the Company are attached hereto:

                           Auditors' Report

                           Consolidated Balance Sheets as at December 31, 1997
                  and 1996

                           Consolidated Statements of Loss and Deficit for the
                  years ended December 31, 1997, 1996 and 1995 and cumulative from inception, July 22, 1980 to December 31, 1997.

                           Consolidated Statements of Changes in Financial
                  Position for the years ended December 31, 1997, 1996, and 1995 and cumulative from inception, July 22, 1980 to December 31, 1997.

                           Consolidated Statements of Deferred Mineral
                  Exploration Expenditures for the years ended December 31, 1997, 1996 and 1995 and cumulative from inception, July 22, 1980 to December 31, 1997.

                           Notes to Consolidated Financial Statements

         2.  Exhibits

                           See Index to Exhibits on page E-1 of this Report for
                  statement of Exhibits filed herewith.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL PRECIOUS METALS CORPORATION

By:      /s/ John A. Yellich
        ---------------------
         John A. Yellich
         Chief Executive Officer

Date: March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                POSITION                              DATE

/s/ John A. Yellich     Chief Executive Officer                   March 31, 1998
-------------------
John A. Yellich

/s/ Tanya M. Nelson     Controller (Principal Accounting          March 31, 1998
-------------------     Officer)
Tanya M. Nelson

/s/ Alan D. Doyle       Chairman of the Board and Director        March 31, 1998
-----------------
Alan D. Doyle

/s/ David Kornhauser    Secretary and Director                    March 31, 1998
--------------------
David Kornhauser

John Blaikie            Director                                  March 31, 1998

                                     INTERNATIONAL PRECIOUS METALS CORPORATION
                                          Annual Report on Form 10-K For
                                         The Year Ended December 31, 1997

                                                   EXHIBIT INDEX
-------------- --------------------------------------------------------------------------------------- ----------
   EXHIBIT              DESCRIPTION                                                                    PAGE
-------------- --------------------------------------------------------------------------------------- ----------
3              Articles of Incorporation and By-Laws (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
4              Specimen Stock Certificates (incorporated by reference from the
               Registrant's Annual Report on Form 20-F for the fiscal year ended
               December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(a)          Joint Venture Agreement between BP Resources Canada Limited and Platinum Exploration
               Canada, Inc. dated January 9, 1986 (incorporated by reference from the Registrant's
               Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(b)          Joint Venture Agreement dated June 12, 1987 between Fuellstoff GmbH, International
               Platinum Corporation and Platinum Exploration Canada, Inc. (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(c)          Joint Venture Agreement dated December 31, 1987 between
               Fuellstoff GmbH, International Platinum Corporation, Platinum
               Exploration Canada, Inc. and Jenkim Investments Ltd (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(d)          Operating Agreement dated January 12, 1987 between Quatro Energies Corporation and
               International Platinum (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(e)          Letter Agreement dated January 12, 1987 between Quatro Energies Corporation and
               International Platinum Corporation (incorporated by reference from the Registrant's
               Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(f)          Letter Agreement dated March 16, 1987 between Quatro Energies Corporation and
               International Platinum Corporation (incorporated by reference from the Registrant's
               Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(g)          Letter Agreement dated June 14, 1990 between Quatro Energies
               Corporation and International Platinum Corporation (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------



-------------- --------------------------------------------------------------------------------------- ----------
10(h)          Debenture Agreements between Defever Minet, Nobels & Co dated March 26, 1990 Allen &
               Co Incorporated and Bruce Allen dated April 27, 1990 (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(i)          Letter Agreement dated April 16, 1992 between Jamestone Platinum and International Platinum Corporation (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1992).
-------------- --------------------------------------------------------------------------------------- ----------
10(j)          Letter Agreement dated April 1, 1993 between 1020632 Ontario Inc. and International
               Platinum Corporation (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(k)          Heads of Agreement (Business Terms) For Black Rock Property between International
               Platinum Corporation and Phoenix International Mining Corporation executed in March
               1994 (incorporated by reference from the Registrant's Annual
               Report on Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(l)          Heads of Agreement (Business Terms) For Extended Black Rock
               Property between International Platinum Corporation and Phoenix
               International Mining Corporation executed in March 1994
               (incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(m)          Agreement in Principal between Phoenix International Mining Inc.
               and Tacatura Investments Pty Ltd dated October 1, 1993,
               (incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(n)          Assignment Agreement And Acknowledgment among Tacatura Investment
               (Pty) Limited and New Ventures Development Corporation and
               Phoenix International Mining Inc. dated October 18, 1993,
               (incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(o)          Letter Agreement between New Ventures Development Corporation and International
               Platinum Corporation dated October 18, 1993.  (incorporated by reference from the
               Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(p)          Assignment Agreement And Acknowledgment among International Platinum Corporation and
               New Ventures Development Corporation and Phoenix International Mining Inc. dated
               October 18, 1993.  (incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(q)          Agreement dated September 7, 1993 between Falconbridge Limited and Starmin Mining
               Inc. and Hellens Eplett Mining Inc. and International Platinum Corporation.
               (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------



-------------- --------------------------------------------------------------------------------------- ----------
10(r)          Notorial Prospecting Contract dated December 17, 1990 between Jamestone Platinum
               (Pty) Limited and Susan Bekker. (incorporated by reference from the Registrant's
               Annual Report on Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(s)          Notorial Prospecting Contract dated December 6, 1990 between
               Jamestone Platinum (Pty) Limited and Alan John Wilson,
               (incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1993).
-------------- --------------------------------------------------------------------------------------- ----------
10(t)          Letter Agreement between Behre Dolbear and Company dated May 20, 1994.  (Incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(u)          Amendment to Letter Agreement between Behre Dolbear and Company dated May 23, 1994.
               (Incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(v)          Letter Agreement with Behre Dolbear and Company relating to modification of the drilling program dated July 19, 1994.
               (Incorporated by reference from the Registrant's Annual Report on
               Form 20-F for the fiscal year ended December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(w)          Joint Venture Revised Heads of Agreement Black Rock and Extended
               Black Rock Property dated April 13, 1995. (Incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(x)          Mining Lease - Purchase Agreement between Gold Hill Mining Joint Venture Partnership
               and International Precious Metals Corporation dated August 18, 1995.    (Incorporated
               by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(y)          Convertible Debenture Agreement between Phoenix International Mining, Inc. and
               International Precious Metals Corporation dated November 22, 1995.   (Incorporated by
               reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended
               December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(z)          Letter Agreement between Behre Dolbear and Company relating assaying procedures dated March 25, 1996. (Incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1995).
-------------- --------------------------------------------------------------------------------------- ----------
10(aa)         Stock Option Plan (Incorporated by reference from the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------
10(bb)         Property Purchase Agreement among the Company, International Precious Metals
               Corporation of Arizona, and Omega Investment Corporation dated May 9, 1997.
               (Incorporated by reference from the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------


-------------- --------------------------------------------------------------------------------------- ----------
10(cc)         Preliminary Agreement between Auric and the Company relating to a fire assay procedure dated June 9, 1997.
-------------- --------------------------------------------------------------------------------------- ----------
10(dd)         Supplemental to Preliminary Agreement between Auric and the
               Company relating to a fire assay procedure dated June 25, 1997.
-------------- --------------------------------------------------------------------------------------- ----------
10(ee)         Letter Agreement between Omega Investment Corporation and the
               Company relating to the acquisition of 100% interest in Black
               Rock Property dated March 11, 1998.
-------------- --------------------------------------------------------------------------------------- ----------
10(ff)         Agreement between Omega Investment Corporation and the Company relating to the acquisition of 100% interest in Black Rock
               Property dated March 26, 1998.
-------------- --------------------------------------------------------------------------------------- ----------
21             Subsidiaries. (Incorporated by reference from the Registrant's Annual Report on Form
               10-K for the fiscal year ended December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------
99(a)          Report of Kilborn Inc. to the Toronto Stock Exchange dated April 22, 1994.
               (incorporated by reference from the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 194).
-------------- --------------------------------------------------------------------------------------- ----------
99(b)          Interim Report of Behre Dolbear & Company, Inc. dated October 1994. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------
99(c)          Letter dated December 15, 1995 of Behre Dolbear & Company, Inc. (Incorporated by
               reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------
99(d)          Report of Roland Mountford dated February 1, 1996. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------
99(e)          Report of Drs. Julian and Susan Vearncombe dated May, 1996. (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
-------------- --------------------------------------------------------------------------------------- ----------

               INTERNATIONAL PRECIOUS METALS CORPORATION

                    (A Development Stage Company)
                YEARS ENDED DECEMBER 31, 1997 AND 1996


                               CONTENTS

                                                          Page

Auditors' Report                                           1

Consolidated financial statements:

      Consolidated balance sheets                          2

      Consolidated statements of loss and deficit          3

      Consolidated statements of shareholders' equity      4

      Consolidated statements of cash flows                5

      Consolidated statements of deferred mineral          6
         exploration expenditures

      Notes to consolidated financial statements          7-25

                                AUDITORS' REPORT


To the shareholders of
International Precious Metals Corporation

We have audited the consolidated balance sheets of International Precious Metals Corporation (a development stage company) as at December 31, 1997 and 1996 and the consolidated statements of loss and deficit, shareholders' equity, cash flows and deferred mineral exploration expenditures for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1997 and 1996 and the results of its operations, cash flows and deferred mineral exploration expenditures for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States (which differ in certain material respects from the accounting principles generally accepted in Canada -- See Note 17).

The financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada.
February 17, 1998, except as to Note 4
which is as of March 11, 1998 and Note 15
which is as of March 19, 1998.   Chartered Accountants.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                             (A Development Stage Company)

                              CONSOLIDATED BALANCE SHEETS


                                                December 31,      December 31,
                                                    1997             1996
                                                -------------    -------------
                                                                  (Note 2(a))
                           ASSETS
Current assets
   Cash                                         $     668,000    $   1,930,000
   Other (Note 3)                                     668,000          978,000
                                                -------------    -------------
Total current assets                                1,336,000        2,908,000

Deferred mineral exploration
   expenditures (Note 4)                           37,891,000        8,298,000
Capital assets (Note 5)                             1,144,000          752,000
                                                -------------    -------------

Total assets                                    $  40,371,000    $  11,958,000
                                                -------------    -------------
                                                -------------    -------------

                                     LIABILITIES
Current liabilities
   Bank loan (Note 6)                           $     500,000    $       -
   Accounts payable                                 2,324,000          404,000
   Debentures (Note 7)                                175,000          582,000
   Deposits (Note 15)                                 500,000            -
   Vehicle and equipment loans,
      current portion Note 8                           39,000           50,000
                                                -------------    -------------
Total current liabilities                           3,538,000        1,036,000

Vehicle and equipment loans,
   long term portion  Note 8                          111,000          169,000
                                                -------------    -------------

Total liabilities                                   3,649,000        1,205,000
                                                -------------    -------------

                               SHAREHOLDERS' EQUITY

Share capital (Notes 9 and 10)                     62,894,000       32,085,000

Deficit                                           (26,172,000)     (21,332,000)
                                                -------------    -------------
                                                   36,722,000       10,753,000
                                                -------------    -------------

Total liabilities and shareholders' equity      $  40,371,000    $  11,958,000
                                                -------------    -------------
                                                -------------    -------------

Contingencies, commitments and other
   information (Notes 1, 13 and 16)
See accompanying notes.

Approved on behalf of the Board:
                                   ---------------------   ---------------------
                                         Director                Director

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                             (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                                                                                             Cumulative
                                                                                            from inception,
                                                      Year ended December 31,               July 22, 1980
                                          ----------------------------------------------    to December 31,
                                               1997            1996             1995             1997
                                          -------------    -------------    ------------     -------------
                                                           (Note 2 (a))     (Note 2 (a))     (Note 2 (a))
Expenses
   Administrative                         $   3,337,000    $   1,223,000    $  1,086,000     $  12,681,000
   Mineral exploration expenditures
      written-off (Note 4)                      792,000             -          1,305,000        12,161,000
   Debenture and demand note interest            40,000           74,000          31,000           355,000
   Write-down on investments (Note 3)           436,000             -               -              436,000
   Bad debt                                        -                -               -              180,000
   Amortization                                 235,000          102,000          22,000           359,000
                                          -------------    -------------    ------------     -------------
Loss for the period                           4,840,000        1,399,000       2,444,000        26,172,000

Deficit, beginning of period                 21,332,000       19,933,000      17,489,000             -
                                          -------------    -------------    ------------     -------------

Deficit, end of period                    $  26,172,000    $  21,332,000    $ 19,933,000     $  26,172,000
                                          -------------    -------------    ------------     -------------
                                          -------------    -------------    ------------     -------------
Loss per share                                    $0.27            $0.11           $0.29
                                          -------------    -------------    ------------
                                          -------------    -------------    ------------

See accompanying notes.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                             (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Share Capital                                Total
                                                 (Notes 9 and 10)           Accumulated     Shareholders'
                                              Shares          Amount          deficit          equity

                                                            (Note 2 (a))    (Note 2 (a))    (Note 2 (a))
Balance, December 31, 1993                    46,392,404    $ 17,490,000    $(16,135,000)   $  1,355,000

Issuance of common shares                     13,600,000       1,402,000                       1,402,000
Exercise of options and warrants              10,997,000         925,000                         925,000
Issued to convert debenture and interest       1,200,000         438,000                         438,000
Net loss                                          -                -          (1,354,000)     (1,354,000)
                                            ------------    ------------    ------------    ------------
Balance, December 31, 1994                    72,189,404      20,255,000     (17,489,000)      2,766,000
                                            ------------    ------------
10 shares exchanged for 1 (Note 9)             7,219,000      20,255,000           --                --

Issuance of common shares                      1,700,000       1,980,000           --          1,980,000
Exercise of options and warrants                 577,098         870,000           --            870,000
Net loss                                           --              --         (2,444,000)     (2,444,000)
                                            ------------    ------------    ------------    ------------
Balance, December 31, 1995                     9,496,098      23,105,000     (19,933,000)      3,172,000

Issuance of common shares                      2,820,000       6,205,000           --          6,205,000
Exercise of options and warrants               2,543,309       2,775,000           --          2,775,000
Net loss                                          --               --         (1,399,000)     (1,399,000)
                                            ------------    ------------    ------------    ------------
Balance, December 31, 1996                    14,859,407      32,085,000     (21,332,000)     10,753,000

Exercise of options and warrants               2,098,950       5,609,000           --          5,609,000
Issued to acquire  property                    4,091,500      25,200,000           --         25,200,000
Net loss                                           --             --          (4,840,000)     (4,840,000)
                                            ------------    ------------    ------------    ------------
Balance, December 31, 1997                    21,049,857    $ 62,894,000    $(26,172,000)   $ 36,722,000
                                            ------------    ------------    ------------    ------------
                                            ------------    ------------    ------------    ------------

See accompanying notes.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                             (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative
                                                                                                     from inception,
                                                               Year ended December 31,               July 22, 1980
                                                   ----------------------------------------------    to December 31,
                                                        1997            1996             1995             1997
                                                   -------------    -------------    ------------     -------------
                                                                    (Note 2 (a))     (Note 2 (a))     (Note 2 (a))
Cash from (required by):
Operating activities
   Net loss for the period                           ($4,840,000)     ($1,399,000)    ($2,444,000)     ($26,172,000)
   Items not involving cash
      Administrative services
         provided in exchange for
         common shares                                     --              20,000         791,000         1,155,000
      Mineral exploration
         expenditures written-off                        792,000             --         1,305,000        12,161,000
      Write-down on investment                           436,000             --              --             436,000
      Amortization - expensed                            235,000          102,000          22,000           359,000
                   - deferred                             96,000           43,000            --             139,000
                                                    ------------     ------------      ------------   -------------
Working capital required by
   operations                                         (3,281,000)      (1,234,000)         (326,000)    (11,922,000)
                                                    ------------     ------------      ------------   -------------
Changes in non-cash working capital
   balances related to operations
      Prepaids, deposits and sundry
         receivables                                      72,000         (191,000)          (30,000)        (95,000)
      Accounts payable                                 1,920,000         (429,000)         (472,000)      2,204,000
                                                    ------------     ------------      ------------   -------------
                                                       1,992,000         (620,000)         (502,000)      2,109,000
                                                    ------------     ------------      ------------   -------------
   Cash used for mineral
      exploration expenditures                        (5,185,000)      (2,476,000)       (3,479,000)    (23,305,000)
                                                    ------------     ------------      ------------   -------------
Cash required by operations                           (6,474,000)      (4,330,000)       (4,307,000)    (33,118,000)
                                                    ------------     ------------      ------------   -------------
Investing activities
   Related parties - advances                             12,000         (221,000)          (99,000)       (397,000)
                   - shares                             (210,000)        (299,000)             --          (527,000)
   Purchase of capital assets, net                      (723,000)        (751,000)         (112,000)     (1,785,000)
                                                    ------------     ------------      ------------   -------------
                                                        (921,000)      (1,271,000)         (211,000)     (2,709,000)
                                                    ------------     ------------      ------------   -------------
Financing activities
   Shares issued for cash                              5,609,000        8,962,000         2,058,000      35,180,000
   Debentures                                           (407,000)      (2,000,000)        2,390,000         165,000
   Deposits on share issuance                            500,000            --                --            500,000
   Vehicle and equipment loans                           (69,000)         219,000             --            150,000
                                                    ------------     ------------      ------------   -------------
                                                       5,633,000        7,181,000         4,448,000      35,995,000
                                                    ------------     ------------      ------------   -------------
Change in cash during the period                      (1,762,000)       1,580,000           (70,000)        168,000

Cash, beginning of period                              1,930,000          350,000           420,000
                                                    ------------     ------------      ------------   -------------
Cash, end of period                                      168,000       $1,930,000          $350,000        $168,000
                                                    ------------     ------------      ------------   -------------
                                                    ------------     ------------      ------------   -------------
Cash (indebtedness) consists of:
  Cash                                                  $668,000       $1,930,000         $350,000
  Bank loan                                             (500,000)          --                 --
                                                    ------------     ------------      ------------
                                                        $168,000       $1,930,000         $350,000
                                                    ------------     ------------      ------------
                                                    ------------     ------------      ------------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for interest                 $40,000           $7,000          $18,000
                                                    ------------     ------------      ------------

See accompanying notes.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                         (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF DEFERRED MINERAL EXPLORATION EXPENDITURES

                                                                            Cumulative
                                                                           from inception,
                                          Year ended December 31,          July 22, 1980,
                                   -------------------------------------   to December 31,
                                     1997         1996          1995             1997
                                    ------       ------        ------      ---------------
                                               (Note 2 (a)) (Note 2 (a))    (Note 2 (a))
Balance, beginning of period      $ 8,298,000   $5,822,000    $3,323,000
Property acquisition costs
  and option payments              27,000,000        --        2,732,000      32,531,000
Exploration expenditures            3,385,000    2,476,000     1,072,000      17,521,000
                                  -----------   -----------   -----------    -----------
                                   38,683,000    8,298,000     7,127,000      50,052,000
Expenditures written off              792,000        --        1,305,000      12,161,000
                                  -----------   -----------   -----------    -----------
Balance, end of period            $37,891,000   $8,298,000    $5,822,000     $37,891,000
                                  -----------   -----------   -----------    -----------
                                  -----------   -----------   -----------    -----------

See accompanying notes.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996

The company is amalgamated under the laws of the Province of Ontario Canada.

1.  CONTINUATION OF BUSINESS

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

As well, it is the interntion of the company's management to seek joint venture partners for several of the company's properties. To achieve this end, management has prepared detailed reports on some of the properties and engaged independent consultants to market such properties.

The consolidated financial statements do not give effect to adjustments, if any, that may be necessary should the company be unable to continue as a going concern and be required to realize its assets and liquidate its liabilities in other than the normal course of business. In this event, the amounts realized on disposal of its assets may be substantially less than their recorded amounts.


2.  SIGNIFICANT ACCOUNTING POLICIES

   (a)  BASIS OF FINANCIAL STATEMENT PRESENTATION

These financial statements are expressed in United States currency. The prior years' financial statements were expressed in Canadian currency and have been restated into United States currency at the 1996 year end rate. Additionally, the prior years' financial statements were prepared in accordance with the accounting principles generally accepted in Canada and have been restated to be in accordance with the accounting principles generally accepted in the United States as explained more fully in Note 17. These consolidated financial statements include the accounts of its subsidiaries, 1020632 Ontario Inc. (Georgia Lake) and International Precious Metals Corporation of Arizona ("IPMA"). IPMA was incorporated for the sole purpose of holding title to the Black Rock Properties.

   (b)  DEFERRED MINERAL EXPLORATION EXPENDITURES

All direct expenditures related to the exploration and development of mineral properties in which the company has a continuing interest are deferred, pending the determination of the economic viability of the project. Costs related to projects terminated or abandoned are written off; costs related to successful projects will be capitalized and amortized over the estimated life of the projects using a unit of production method.

   (c)  AMORTIZATION

Capital assets are stated at cost. Amortization of administrative assets is recorded on a straight-line basis over five years calculated to charge the costs of the assets to operations over their estimated useful lives. Amortization relating to machinery and equipment used directly in the exploration of projects has been deferred. Maintenance and repairs are charged to operations as incurred. Gains and losses on disposals are calculated on the remaining net book value at the time of disposal and included in income.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (d)  FOREIGN CURRENCY TRANSLATION

Monetary assets and liabilities in foreign currencies have been translated into U.S. dollars at the exchange rates prevailing at the balance sheet date. Other assets and liabilities, revenue and expenses arising from foreign currency transactions have been translated at the exchange rate prevailing at the date of the transaction. Gains and losses arising from these translation policies are included in income.


3.  OTHER ASSETS
                                                 1997           1996
                                                 ----           ----
Related parties (Note 12)
   - Advances                                $  266,000     $  436,000
   - Investment in common shares                231,000        299,000
Prepaids, deposits and sundry receivables       171,000        243,000
                                             ----------     ----------
                                             $  668,000     $  978,000
                                             ----------     ----------
                                             ----------     ----------

The advances to related parties are unsecured and non-interest bearing. A majority of these advances result from an allocation of overhead expenses and the use of company personnel. It is management's intention to sell the investments in common shares in related parties in the subsequent fiscal year. Accordingly, advances and investment in common shares have been written-down to their respective market values.

4.   DEFERRED MINERAL EXPLORATION EXPENDITURES

                    BAL.         EXPEND.        EXPEND.       BALANCE
                    BEG OF       FOR THE        WRITE OFF     END OF
PROPERTIES          YEAR         YEAR           IN THE YEAR   YEAR
                    ----------   ------------   -----------   ------------
North America
  -Big Trout Lake   $  651,000   $     39,000   $   414,000   $    276,000
  -Eagle Lake          305,000        107,000       248,000        164,000
  -Georgia Lake         84,000          3,000        87,000          --
  -Black Rock        7,230,000     30,221,000          --       37,451,000
  -Gold Hill            28,000         15,000        43,000          --
                    ----------   ------------   -----------   ------------

1997                $8,298,000   $ 30,385,000   $   792,000   $ 37,891,000
                    ----------   ------------   -----------   ------------
                    ----------   ------------   -----------   ------------

1996                $5,822,000   $  2,476,000   $      --     $  8,298,000
                    ----------   ------------   -----------   ------------
                    ----------   ------------   -----------   ------------

From the company's inception on July 22, 1980, approximately $12,000,000 of mineral exploration expenditures have been written-off.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


4.   DEFERRED MINERAL EXPLORATION EXPENDITURES (CONTINUED)

(a)  BIG TROUT LAKE

The property is located in northwestern Ontario, Canada. The company is party to a platinum joint venture agreement with respect to certain of its own claims whereunder the company's joint venture partners, Degussa A.G. ("Degussa") and Jenkim Holdings (Canada) Ltd. ("Jenkim"), earned a 60% interest in the claims by making contributions to the joint venture to December 31, 1989. In 1991, Degussa withdrew from the joint venture, thereby forfeiting its 27% interest in the joint venture properties. As at December 31, 1997, the company exercises joint control of the property. No joint venture company is in place owning the property and as such all joint venture partners own their respective shares in the properties directly. In 1997, management has written-off a portion of the deferred mineral exploration expenditures in response to current survey reports and budgets for the property.

(b)  EAGLE LAKE

The property is located in northwestern Ontario, Canada and the claims are held directly by the company. In 1997, management have written-off a portion of the deferred mineral exploration expenditures in response to current survey reports and budgets for the property.

(c)  GEORGIA LAKE

The property is located in northwestern Ontario, Canada and the claims are held by 1020632 Ontario Limited, a wholly-owned subsidiary. In 1997, management has decided not to pursue further development of this property and accordingly it has been written-off in the year.

(d)  BLACK ROCK AND BLACK ROCK EXTENDED (THE "BLACK ROCK PROPERTY")

The Black Rock property is located 92 miles west of Phoenix, Arizona.

During the year, the company renegotiated its agreement with Phoenix International Mining Corporation ("Phoenix") pertaining to the acquisition of the rights to the Black Rock property.

On May 9, 1997, the company entered into an agreement (the "Property Purchase Agreement") with Omega Investment Corporation ("Omega"), the assignee of Phoenix's rights to the Black Rock Property, pursuant to which the company agreed to pay an aggregate of $27,000,000 to Omega to acquire the balance of the interest in the Black Rock Property. The $27,000,000 purchase price was to have been satisfied by the issuance of 1,000,000 common shares valued at $10.00 per share and cash payment of $17,000,000. As security for the payment of the balance of the purchase price to Omega, the company issued 3,000,000 common shares to Omega, which shares were held in escrow pending payment by the company of the balance of the purchase price (the "Escrow Shares"). The company has paid an aggregate of $800,000 in cash to Omega on account of the purchase price and pursuant to the Property Purchase Agreement. The company's wholly owned subsidiary, International Precious Metals Corporation of Arizona ("IPMA") was also a party to the Property Purchase Agreement solely for the purpose of holding title to the Black Rock Property.

The company and Omega amended the Property Purchase Agreement by agreement dated July 29, 1997 (the "Amended Agreement"), pursuant to which the payment date for the balance of the Black Rock property was extended from July 15, 1997 to October 15, 1997. As consideration for the amendment, the company agreed to pay to Omega the sum of $5,000 per day for the period subsequent to July 15, 1997 and the issuance of 500 common

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996

4.  DEFERRED MINERAL EXPLORATION EXPENDITURES (CONTINUED)

shares per day for the period from July 15, 1997 to August 15, 1997, the issuance of 1,000 common shares per day for the period from August 16, 1997 to September 15, 1997, and 1,500 common shares per day for the period from September 16, 1997 to October 15, 1997 (an aggregate of 91,500 common shares and $845,000 cash for the period ended December 31, 1997).

The company was unable to meet its payment obligations to pay the balance of the cash purchase price owing to Omega. On December 3, 1997, the company issued to Omega 91,500 common shares being the number of shares owing to Omega to October 15, 1997, under the Amended Agreement. These shares were recorded to share capital for the year and are part of the satisfaction of the purchase price.

Finally, on March 11, 1998, the company and Omega entered in a new letter agreement (the "Letter Agreement") pursuant to which the company completed the acquisition of a 100% interest in the Black Rock Property.

Pursuant to the Letter Agreement the company will:

a) Pay to Omega $1,000,000 upon the exercise of the 1,000,000 warrants which are presently outstanding providing the warrant holders with the right to purchase 1,000,000 common shares of the company at any time prior to December 3, 1998 at $1.25 per common share. If the company does not pay Omega the $1,000,000 on or prior to December 15, 1998, then such amount will bear interest at the prime rate charged by the company's bankers in Phoenix, Arizona plus 2%. The company will issue a promissory note to Omega to reflect such terms. As at December 31, 1997 the $1,000,000 has been recorded in accounts payable and is included as part of the purchase price.

b) Release to Omega of all rights of the company to the "Escrow Shares". The "Escrow shares" are subject to restrictions on their resale until June, 1999. These shares are recorded in share capital for the year and are part of the satisfaction of the purchase price.

c) Grant to Omega a 1 1/2% net smelter royalty interest in the Black Rock Property.

d) Diligently pursue the development of the Black Rock Property, provided that there exists the economic merits of pursuing same. Further, in the event that Omega has reasonable grounds to believe that the company is not diligently pursuing development of the properties and can successfully establish this to an arbitrator, then the company will be deemed to have abandoned the Black Rock Property and ownership will revert back to Omega.

e) Provide evidence to Omega on or prior to August 1 of each year that the company has paid or will be paying the maintenance fees owing to the U.S. Department of Interior, Bureau of Land Management in order to maintain the claims which comprise the Black Rock Property in good standing.

(c)  GOLD HILL

In 1995 the company entered into a four year agreement for the rights to explore the Gold Hill property. Additionally, within the terms of the agreement the company may purchase the rights to the property for US$1,000,000. In 1997, management has decided not to pursue further development of this property and accordingly it has been written off in the year.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


5.  CAPITAL ASSETS

                                                                  Net
                                           Accumulated  ------------------------
                              Cost         amortization 1997         1996
                              -----------  -----------  -----------  -----------
Machinery and equipment       $   530,000  $   146,000  $   384,000  $   246,000
Field Vehicles                    413,000       86,000      327,000      227,000
Office equipment and fixtures     565,000      132,000      433,000      279,000
                              -----------  -----------  -----------  -----------
                              $ 1,508,000  $   364,000  $ 1,144,000  $   752,000
                              -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------

6.  BANK LOAN

The bank loan bears interest at 7.5% per annum and is secured by certain cash balances.


7.  DEBENTURES

The debentures are repayable for CDN $250,000 on demand and bear interest at Canadian prime rate less 2%.

Relating to the Black Rock property, the company issued in 1995 to "Phoenix", debentures totaling $2,400,000, comprised of four amounts of US$500,000 with due dates in 1996 of January 1, April 1, July 1 and October 1, and one US$400,000 with a due date of January 1, 1997. Each debenture was convertible into common shares and bore interest beginning on its due date at the prime rate of the company's bank in Phoenix, Arizona, plus 2%. During 1996 and 1997, the company fully repaid these debentures using cash of $2,400,000.


8.  VEHICLE AND EQUIPMENT LOANS
                                                        1997       1996
                                                     ---------   ---------
Surveying and field equipment loans, repayable
   monthly at $975 principal and interest at 21.5%
   per annum, due January 2001                       $  26,000   $  31,000

Field vehicle and equipment loans, repayable
   monthly at $2,706 principal plus interest at 7%
   per annum, due October 2001                         124,000     154,000

Field vehicle loans, other                              0      34,000
                                                     ---------   ---------

                                                     $ 150,000   $ 219,000
     Current portion                                    39,000      50,000
                                                     ---------   ---------
                                                     $ 111,000   $ 169,000
                                                     ---------   ---------
                                                     ---------   ---------

The loans are secured by the related vehicles and equipment.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


9.  SHARE CAPITAL

The Company's authorized share capital comprises an unlimited number of common shares. A summary of the share transactions from July 22, 1980 to December 31, 1997 follows:

                                                           Number of
                                                            Shares      Amount
                                                           ---------  ----------
Issued on incorporation, July 22, 1980                        10,000  $    2,000
                                                           ---------  ----------
Balance, December 31, 1980 and 1981                           10,000  $    2,000

Issued for cash on sale of units                             830,000     454,000
Issued for cash on exercise of warrants                      918,250     603,000
Issued for settlement of share issue commission               83,000      --
Issued to acquire mining property                            500,000      91,000
Issued to acquire interest in partnership                  1,200,000     219,000
                                                           ---------  ----------

Balance, December 31, 1982                                 3,541,250  $1,369,000

Shares issued for cash on sale of units                      300,000     401,000
Issued for cash on exercise of warrants                      230,000     151,000
Issued for cash under stock options                          105,000     108,000
                                                           ---------  ----------

Balance, December 31, 1983                                 4,176,250  $2,029,000

Issued for cash on rights offering                           700,000     766,000
Issued for cash under stock options                          200,000     365,000
                                                           ---------  ----------

Balance, December 31, 1984                                 5,076,250  $3,160,000

Issued for cash under private placements                     400,000     410,000
Issued for settlement of share issue commission              120,000     123,000
Issued for cash for flow-through shares                      880,163   1,055,000
                                                           ---------  ----------

Balance, December 31, 1985                                 6,476,413  $4,748,000

Issued for cash for flow-through shares                      250,000     270,000
Issued to acquire investment                                 595,000     782,000
Issued for cash under private placements                     800,000   1,231,000
Issued for cash under stock options                           60,000      37,000
Issued for cash on exercise of warrants                      250,000     364,000
Issued to acquire mining property options                     50,000      73,000
Issued for cash for flow-through shares                      710,000   1,277,000
                                                           ---------  ----------

Balance, December 31, 1986                                 9,191,413  $8,782,000

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


9.  SHARE CAPITAL (CONTINUED)

Balance, December 31, 1986                                 9,191,413  $8,782,000

Issued for cash under private placements                     975,000   1,634,000
Issued for cash under stock options                          139,250     161,000
Issued for cash for flow-through shares                      685,973   1,132,000
Issued to acquire mining property interest                    25,000      44,000
                                                           ---------  ----------

Balance, December 31, 1987                                11,016,636 $11,753,000

Issued for cash for flow-through shares                    1,007,084   1,400,000
Issued for cash under private placements                     557,000     659,000
                                                           ---------  ----------

Balance, December 31, 1988                                12,580,720 $13,812,000

Issued for cash for flow-through shares                      738,346     558,000
Issued for cash under private placements                   1,155,600     793,000
Issued for cash under stock options                           26,000      19,000
Issued to acquire mining property interest                    11,000       8,000
                                                           ---------  ----------

Balance, December 31, 1989                                14,511,666 $15,190,000

Issued for cash for flow-through shares                      323,165     145,000
Issued for cash under private placements                      24,000       7,000
Issued to acquire mining property interest                    38,421      21,000
                                                           ---------  ----------

Balance, December 31, 1990                                14,897,252 $15,363,000

Issued for services under stock options                      300,000      11,000
Issued for cash under stock options                          557,500      30,000
                                                           ---------  ----------

Balance, December 31, 1991                                15,754,752 $15,404,000

Issued for cash under private placements                   3,699,394     199,000
Issued to acquire investment                               4,000,000     218,000
Issued for services under stock options                    1,894,833      95,000
Issued for cash under stock options                        1,009,417      56,000
Issued for cash on exercise of warrants                    1,000,000      80,000
                                                           ---------  ----------

Balance, December 31, 1992                                27,358,396 $16,052,000

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


9.  SHARE CAPITAL (CONTINUED)


Balance, December 31, 1992                               27,358,396  $16,052,000

Issued for cash under private placements                  8,500,000      533,000
Issued for cash under stock options                         275,000       28,000
Issued for cash on exercise of warrants                   1,500,000      107,000
Issued for services under stock options                   6,024,029      554,000
Issued to acquire investments                             2,734,979      216,000
                                                         ----------  -----------
Balance, December 31, 1993                               46,392,404  $17,490,000

Issued for cash under private placements                 13,600,000    1,402,000
Issued to convert debenture and interest                  1,200,000      438,000
Issued for cash on exercise of warrants                   8,500,000      755,000
Issued for cash under stock options                         597,600       45,000
Issued for services under stock options                   1,900,000      125,000
                                                         ----------  -----------

Balance, December 31, 1994                               72,190,004   20,255,000
                                                         ----------  -----------

10 shares exchanged for 1
(On October 23, 1995, the company consolidated
(reverse split)its issued and outstanding
capital by changing each common share into
one-tenth of a common share)                              7,219,000   20,255,000

Issued for cash under private placements
  (at prices ranging from $1.00 to  $1.46 per share)      1,700,000    1,980,000
Issued for cash on exercise of warrants
  (at prices ranging from $0.90  to $1.00 per share)         77,000       72,000
Issued for cash under stock options
  (at a price of $1.46 per share)                             5,000        7,000
Issued for services under stock options
  (at prices ranging from $.61 to  $2.40 per share)         495,098      791,000
                                                         ----------  -----------

Balance, December 31, 1995                                9,496,098  $23,105,000
                                                         ----------  -----------

Issued for cash under private placements
  (at prices ranging from $2.20 to $2.55 per share)       2,820,000    6,205,000
Issued for cash on exercise of warrants
  (at prices ranging from $0.90 to $2.82 per share)       2,103,000    2,193,000
Issued for cash under stock options
  (at prices ranging from $1.05 to $2.40 per share)         424,475      562,000
Issued for services under stock options
  (at prices ranging from $1.05 to $1.80 per share)          15,834       20,000
                                                         ----------  -----------
                                                          5,363,309    8,980,000
                                                         ----------  -----------
Balance, December 31, 1996                               14,859,407   32,085,000
                                                         ----------  -----------

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


9.  SHARE CAPITAL (CONTINUED)


Balance, December 31, 1996                               14,859,407   32,085,000

Issued for cash on exercise of warrants
  (at prices ranging from $1.20 to $4.40 per share)       1,865,000    4,978,000
Issued for cash under stock options (at prices
  ranging from $1.05 to $4.50 per share)                    233,950      631,000
Issued under private placement with respect
  to the purchase of the "Black Rock Property"
  as described in Note 4 (at $10.00 per share)            1,000,000   10,000,000
Issued under private placement, originally as
  security with respect to the purchase of the
  "Black Rock Property" and amended to be released
  as satisfaction of the payment of the balance of
  the property price as described in Note 4 (at
  prices ranging from $4.80 to $6.40 per share)           3,091,500   15,200,000
                                                         ----------  -----------
                                                          6,190,450   30,809,000
                                                         ----------  -----------

Balance, December 31, 1997                               21,049,857   62,894,000
                                                         ----------  -----------
                                                         ----------  -----------

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996

10.  SHARE OPTIONS AND WARRANTS

(a)  STOCK OPTIONS

     Under the terms of the Employee Stock Option Plan (the "Plan"), the Company may issue options to eligible employees to purchase an aggregate of 2,400,000 common shares of the Company at prices not lower than the market price of the shares at the date prior to the grant. Changes to options during 1996 and 1997 are as follows:

                                                Plan        Price Range
                                              ---------     -----------
Options outstanding
     December 31, 1995                       1,094,993      $0.62-$2.40
                                              ---------     -----------
                                                            -----------
Options granted in 1996
     July 10                                    760,000           $4.40
     August 16                                  160,000          $2.125

Options exercised                              (440,219)    $0.95-$2.40
Options expired or canceled                     (56,171)          $2.40
                                              ---------
                                                423,610
                                              ---------
Options outstanding
     December 31, 1996                        1,518,603     $1.00-$4.40
                                              ---------     -----------
                                                            -----------
Options granted in 1997
     February 14                                890,000           $4.50
     June 4                                     121,500           $6.09
     October 20 (conditional upon
       shareholder approval)                    170,000           $5.78

Options exercised                              (233,950)    $1.00-$4.40
                                              ---------     -----------
                                                            -----------
                                                947,550
                                              ---------
Options outstanding
     December 31, 1997                        2,466,153     $1.00-$6.09
                                              ---------     -----------
                                              ---------     -----------

Options outstanding at December 31, 1997 expire at various dates from March 3, 1999 to October 22, 2002

(b)  SFAS 123 required disclosure

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employee" ("APB25") and disclose pro forma net loss and loss per share assuming the fair value method had been applied. The company has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net loss and loss per share is required by "SFAS 123", and has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: volatility factors of the

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


10.  SHARE OPTIONS AND WARRANTS (CONTINUED)

expected market price of the company's common stock of 157% and dividend yields of 0%, weighted average expected life of the options ranging from 2 to 4 years, and risk-free interest rate of 5.25%.

"SFAS 123" requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant dates be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates for 1997 and 1996 consistent with the method prescribed by "SFAS 123", the company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                 1997                1996

     Pro forma net loss                      ($8,940,000)        ($3,699,000)
                                             -----------         -----------
                                             -----------         -----------

     Pro forma net loss per common share          ($0.50)             ($0.30)
                                             -----------         -----------
                                             -----------         -----------

(c)  Warrants

Warrants issued in 1996 providing the right to purchase 930,000 common shares at a price of $6.00 per common share remain outstanding with an expiry date of May 1, 1998. During the year an additional 25,000 warrants were exercised at $4.40 per share however, these exercised shares were returned to the company subsequent to the year end.

11.  INCOME TAXES

As at December 31, 1997, the company has income tax loss carry-forwards of approximately $1,500,000 which may be available to reduce income taxes otherwise payable in future years. These carry-forwards, if available and unused, will expire from 1998 to 2004.

In addition, exploration expenditures of approximately $12,000,000 have been written-off as at December 31, 1997 in the financial statements, and may be available for deduction from taxable income of future years.

The potential future benefit of these loss carry-forwards and exploration expenditures has not been recognized in these financial statements.

To December 31, 1997, expenditures made under flow-through share agreements aggregating $1,900,000, which are included in deferred mineral exploration expenditures, are deductible by investors, and accordingly, are not available for deduction from taxable income of the company.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


12.  RELATED PARTY TRANSACTIONS

Other assets from related parties relate to amounts from corporations which have senior management in common with the company (see Note 3).

In addition to items disclosed separately in the financial statements, the following transactions took place in the normal course of business with related parties. These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) In 1997, the company incurred legal and secretarial fees provided by directors and senior officers of the company amounting to $109,000 (1996 - $45,000). These fees have been charged to administrative expenses.

(b) In 1997, consulting fees were charged by directors and senior officers of the company amounting to $628,000 (1996 - $365,000). Of the total fees, $261,000 (1996 - $165,000) has been charged to administrative expenses and $367,000 (1996 - $200,000) pertaining to time spent overseeing the Black Rock exploration has been included in the company's deferred mineral exploration expenditures.


13.  CONTINGENCIES AND COMMITMENTS

(a)  RECOVERY OF DEFERRED MINERAL EXPLORATION EXPENDITURES

The recoverability of deferred expenditures is dependent upon various factors, including the existence of economically recoverable reserves, the ability to obtain the necessary financing to complete development of future profitable operations or profitable disposal of the properties. Pending the profitable operation or disposal of a property, cash requirements must be provided by future debt or equity financings.

(b)  MINIMUM PROPERTY COMMITMENTS

In order to keep its property leases in good order, the company is committed to the following amounts:

                                                                2001 and
                      1998            1999           2000    subsequent years
                    --------       --------       --------   ----------------

Black Rock          $150,000       $150,000       $150,000       $150,000
Eagle Lake            75,000         75,000         75,000         75,000
Big Trout Lake        65,000         65,000         65,000         65,000
                    --------       --------       --------       --------
                    $290,000       $290,000       $290,000       $290,000
                    --------       --------       --------       --------
                    --------       --------       --------       --------

Additionally, the company leases office and warehouse premises under leases expiring up to the year 2005 at an annual base rental of approximately $150,000.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


14.  SEGMENTED INFORMATION

The company's major activity relates to the exploration for precious metal (gold, silver and platinum) in the United States of America and Canada. Below are details of the company's mineral expenditures and identifiable assets segregated according to the country where the expenditure was incurred or the asset is situate, as the case may be:

                                   United States      Canada
                                   -------------      ------
     Year ended 1997:
        Mineral expenditures       $30,236,000    $    149,000
        Identifiable assets        $39,931,000    $    440,000

     Year ended 1996:

        Mineral expenditures       $ 2,412,000    $     64,000
        Identifiable assets        $10,918,000    $  1,040,000


15.  LEGAL PROCEEDINGS

(a) On April 28, 1997, the company filed a Notice of Claim for damages against the Arizona Department of Mines and Mineral Resources ("ADMMR"), its director Mason Coggin and employee Nyal Niemuth. The Notice of Claim alleges damages in excess of $25 million dollars from untrue and misleading statements and information provided by Messrs. Coggin and Niemuth in response to inquiries from existing shareholders of the company, potential investors and members of the media in connection with the company's development of the Black Rock property. The company also claimed that Messrs. Coggin and Niemuth acted beyond their statutory authority. It is the company's understanding that the mandate of ADMMR is to operate the Arizona Mineral Museum and to maintain archives about mining. The company understands that neither the ADMMR nor any of its employees have any legal authority to regulate, review and/or comment on companies mining in the State of Arizona.

In connection with the filing of the Notice of Claim on September 2, 1997, the company obtained a permanent injunction against ADMMR and Messrs. Coggin and Niemuth in their official capacities as representatives of ADMMR, enjoining ADMMR and Messrs. Coggin and Niemuth from commenting on or giving financial advice relative to any mining venture or company in Arizona.

(b) During 1997, the company was the subject of several inquiries by The Nasdaq Stock Market, Inc. ("Nasdaq"), the United States Securities and Exchange Commission and the Arizona Corporation Commission. The company was asked to voluntarily provide certain information and documentation to questions raised by each regulatory authority. The company voluntarily provided each regulatory authority with the information and documentation requested, and to date, no further inquiry has been made.

On February 11, 1998, the company received a Notice stating that Nasdaq staff had determined that the company no longer qualified for continued listing on the Nasdaq SmallCap Market. The company requested and was granted a hearing before an independent panel to review the determination of the Nasdaq staff. The hearing was held on March 19, 1998, and to March 24, 1998 the company had not received the independent panel's decision. Pending the decision of the independent panel, the company's common shares will continue to trade on the Nasdaq SmallCap Market. If the independent panel's decision supports the Nasdaq staff's determination, then the company's common shares will be delisted from the Nasdaq SmallCap Market, in which case they will continue to trade on the Canadian Dealing Network. The company expects that its common shares will also trade on the Bulletin Board in the United States.
 If the independent panel's decision supports the company's position, then the company's common shares will continue to trade on the Nasdaq SmallCap Market.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996

15.  LEGAL PROCEEDINGS (CONTINUED)

(c) The company is in receipt of a demand letter seeking payment of the sum of $2,500,000 pursuant to an agreement the company signed to purchase a certain assay methodology and a claim for unauthorized appropriation of proprietary technology. The company believes the methodology has not been proven by third party verification and that it has developed its own methodology which is independent and is based on a different technology. At this time it is unknown if additional amounts, if any, are payable pursuant to this demand letter.

16.  OTHER INFORMATION

(a)  Subsequent events

On January 13, 1998 the company completed a private placement of 1,000,000 units, with each unit consisting of one common share and one warrant to purchase a common share at $1.25 prior to the close of business on December 3, 1998, for aggregate proceeds of $1,250,000. Amounts received by December 31, 1997 relating to future common share issuances have been recorded to deposits payable.

On dates between January 1, 1998 and February 16, 1998, the company issued $200,000 of 9% senior convertible debentures due on January 31, 2001 with a conversion price equal to the lower of : 110% of the company's share price at the date of debenture issuance; and 80% of the company's share price for the 5 trading days prior to date of conversion.

(b)  Fair Value

The fair value of the company's financial instruments such as sundry receivables, bank loan, accounts payable, vehicle and equipment loans, deposits payable and debentures is approximated by its carrying value.


17. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES AND THOSE IN CANADA

The financial statements are prepared in accordance with accounting principles generally accepted in the United States. In these financial statements, the major differences between accounting principles generally accepted in the United States ("U.S. GAAP") and those in Canada ("Canadian GAAP") are as follows:

a) The company follows the practice of charging share issue costs to the share capital account. Under Canadian GAAP, such costs can be charged to the deficit account. Although this difference does not affect net shareholders' equity, under Canadian GAAP the company's share capital and deficit account would be increased as indicated below.

b) The Company follows the practice of accounting for the premium on flow-through shares as a reduction of deferred mineral exploration expenditures. Canadian GAAP would allow the premium to be recorded as a deferred credit which is written-off or amortized as the related project expenditures, on which the flow through funds were expended, are written-off or amortized. Although this difference does not affect net loss, the deferred premium on flow-through shares would be recorded and deferred mineral exploration expenditures would be increased as indicated below.

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


17. DIFFERENCES BETWEEN ACCOUNTING PRICIPLES GENERALLY ACCEPTED IN UNITED STATES AND THOSE IN CANADA (CONTINUED)

c) A business combination in 1986 was accounted for using the pooling of interests method of accounting. Under Canadian GAAP, this business combination would have been accounted for using the purchase method. This difference does not affect net loss for the years ended 1997, 1996 and 1995. The deferred exploration expenditures would have been increased by $442,000 as at December 31, 1997 and 1996, the Company's share capital account would have been increased by $493,000 as at December 31, 1997 and 1996.

d) Canadian GAAP allows the practice of deferral of period costs such as certain administrative expenses. This difference would have decreased the net loss by $212,000 for the year ended December 31, 1995 and decreased deficit and increased deferred exploration expenditures by $447,000 as at December 31, 1996 and 1997. This difference does not affect net loss for the years ended December 31, 1997 and 1996.

The effect of these differences on the financial statements is as follows:

(a)  Balance sheet:
                                                      1997           1996
                                                  ------------   ------------
Deferred mineral exploration expenditures
  Under U.S. GAAP                                 $ 37,891,000   $  8,298,000
  Premium on flow-through shares - b) above            339,000        339,000
  Pooling - c) above                                   442,000        442,000
  Period costs - d) above                              447,000        447,000
                                                  ------------   ------------

  Under Canadian GAAP                             $ 39,119,000   $  9,526,000
                                                  ------------   ------------
                                                  ------------   ------------
Deferred premium on flow-through shares
  Under U.S.  GAAP                                $          0   $          0
Applied to deferred mineral
  exploration expenditures - b) above                  339,000        339,000
                                                  ------------   ------------

  Under Canadian GAAP                             $    339,000   $    339,000
                                                  ------------   ------------
                                                  ------------   ------------
Share capital
  Under U.S. GAAP                                 $ 62,894,000   $ 32,085,000
  Share issue costs - a) above                       2,159,000      2,159,000
  Pooling - c) above                                   493,000        493,000
                                                  ------------   ------------

  Under Canadian GAAP                             $ 65,546,000   $ 34,737,000
                                                  ------------   ------------
                                                  ------------   ------------
Deficit
  Under U.S. GAAP                                 $ 26,172,000   $ 21,332,000
  Share issue costs - a) above                       2,159,000      2,159,000
  Pooling - c) above                                    51,000         51,000
  Period costs - d) above                             (447,000)      (447,000)
                                                  ------------   ------------

  Under Canadian GAAP                             $ 27,935,000   $ 23,095,000
                                                  ------------   ------------
                                                  ------------   ------------

                      INTERNATIONAL PRECIOUS METALS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997 AND 1996


17. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES AND THOSE IN CANADA (CONTINUED)

(b)  Statement of loss and deficit

                                                                               Cumulative from
                                         Year ended December 31,           inception July 22, 1980
                                  1997           1996           1995         to December 31, 1997
                              ------------   ------------   ------------   -----------------------
Net loss for the period
  under U.S. GAAP             $  4,840,000   $  1,399,000   $  2,444,000        $  26,172,000

Pooling adjustment
  c)  above                              0              0              0               51,000

Period cost adjustment
  (d)  above                             0              0       (212,000)            (447,000)
                              ------------   ------------   ------------        -------------

Net loss for the period
   under Canadian GAAP        $  4,840,000   $  1,399,000   $  2,232,000        $  25,776,000
                              ------------   ------------   ------------        -------------
                              ------------   ------------   ------------        -------------

Loss per share
   under Canadian GAAP             $  0.27        $  0.11        $  0.29
                                   -------        -------        -------
                                   -------        -------        -------

