Form 10-Q
period 1998-03-31
INTERNATIONAL PRECIOUS METALS CORP
filed 1998-05-20
CIK 818029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                         Commission File Number 0-16019

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its Charter)

                           Province of Ontario, Canada
                             -----------------------
                           (Jurisdiction of formation)

                                   86-0766060
                         Employer Identification Number

                  4633 South 36th Place, Phoenix, Arizona 85040
                             -----------------------
                    (Address of principal executive offices)

                                 (602) 414-1830

                         (Registrant's telephone number)



The Registrant had 22,613,562 shares of outstanding common shares as of May 4, 1998.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                          (A Development Stage Company)


                                    CONTENTS

                                                                          Page

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Consolidated balance sheets                                        2

        Consolidated statements of loss and deficit                        3

        Consolidated statements of cash flows                              4

        Consolidated statements of deferred mineral
         exploration expenditures                                          5

        Notes to consolidated financial statements                       6-15

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           16

PART II. OTHER INFORMATION

Item 1. Legal proceedings                                                  20

Item 2. Changes in securities                                              20

Item 3. Defaults upon senior securities                                    20

Item 4. Submission of matters to a vote of security holders                20

Item 6. Exhibits and reports on Form 8-K                                   20

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
                                                    1998             1997
                                                -------------    -------------
                                                                  (Note 2(a))
                                     ASSETS
Current assets
   Cash                                         $    522,000    $     668,000
   Other (Note 4)                                    588,000          668,000
                                                -------------    -------------
Total current assets                                1,110,000        1,336,000

Deferred mineral exploration
   expenditures (Note 5)                           38,178,000       37,891,000
Capital assets (Note 6)                               874,000        1,144,000
                                                -------------    -------------

Total assets                                    $  40,162,000    $  40,371,000
                                                -------------    -------------
                                                -------------    -------------

                                   LIABILITIES
Current liabilities
   Bank loan (Note 7)                           $     500,000    $     500,000
   Accounts payable                                 1,921,000        2,324,000
   Debentures (Note 8)                                175,000          175,000
   Deposits                                                --          500,000
   Vehicle and equipment loans,
      current portion (Note 9)                         39,000           39,000
                                                -------------    -------------
Total current liabilities                           2,635,000        3,538,000

Vehicle and equipment loans,
   long term portion  (Note 9)                        101,000          111,000
                                                -------------    -------------
Total liabilities                                   2,736,000        3,649,000
                                                -------------    -------------

                              SHAREHOLDERS' EQUITY

Share capital (Notes 10 and 11)                    64,285,000       62,894,000

Deficit                                           (26,859,000)     (26,172,000)
                                                -------------    -------------
                                                   37,426,000       36,722,000
                                                -------------    -------------

Total liabilities and shareholders' equity      $  40,162,000    $  40,371,000
                                                -------------    -------------
                                                -------------    -------------

Contingencies, commitments and other
information (Notes 2, 13 and 15)

                             See accompanying notes.

                   INTERNATIONAL PRECIOUS METALS CORPORATION
                         (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                                                                              Cummulative
                                                 Three months ended                   from inception
                                              March 31,         March 31,     July 22, 1980 to
                                                 1998             1997        March 31, 1998
                                           -------------      ------------    ----------------
Expenses
   Administrative                           $   621,000       $   535,000       $13,302,000
   Mineral exploration expenditures
      written-off (Note 5)                         --                --          12,161,000
   Debenture and demand note interest             3,000              --             358,000
   Write-down on investments (Note 4)              --                --             436,000
   Bad debt                                        --                --             180,000
   Amortization                                  63,000            52,000           422,000
                                            -----------       -----------       -----------
Loss for the period                             687,000           587,000        26,859,000

Deficit, beginning of period                 26,172,000        22,705,000
                                            -----------       -----------       -----------

Deficit, end of period                      $26,859,000       $23,292,000        26,859,000
                                            -----------       -----------
                                            -----------       -----------
Loss per share                              $      0.03       $      0.04
                                            -----------       -----------       -----------
                                            -----------       -----------       -----------

See accompanying notes

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Cummulative
                                                          Three months ended       inception
                                                      March 31,       March 31,    July 22, 1980 to
                                                        1998            1997       March 31, 1998
                                                    -------------   ------------   ----------------
                                                                    (Note 2 (a))
Cash from (required by):
Operating activities
   Net loss for the period                           ($  687,000)    ($  587,000)  ($26,859,000)

Items not involving cash                                  63,000          50,000     14,313,000
                                                     -----------     -----------   ------------
Working capital required by
   operations                                         (  624,000)     (  537,000)   (12,546,000)
                                                     -----------     -----------   ------------
Changes in non-cash working capital
   balances related to operations
      Prepaids, deposits and sundry
         receivables                                     (19,000)       (249,000)      (114,000)
      Accounts payable                                  (403,000)       ( 37,000)     1,801,000
                                                     -----------     -----------   ------------
                                                        (422,000)       (286,000)     1,687,000
                                                     -----------     -----------   ------------
   Cash used for mineral
      exploration expenditures                          (287,000)       (554,000)   (23,592,000)
                                                     -----------     -----------   ------------
Cash required by operations                           (1,333,000)     (1,377,000)   (34,451,000)
                                                     -----------     -----------   ------------
Investing activities
   Related parties - advances                            212,000        ( 37,000)     ( 185,000)
                   - shares                             (212,000)           --        ( 739,000)
                   - proceeds from sale of shares        100,000            --          100,000
   Sale of capital assets, net                           206,000        (274,000)    (1,579,000)
                                                     -----------     -----------   ------------
                                                         306,000        (311,000)    (2,403,000)
                                                     -----------     -----------   ------------
Financing activities
   Shares issued for cash                              1,188,000       4,753,000     36,368,000
   Debentures                                            203,000      (  399,000)       368,000
   Deposits on share issuance                           (500,000)            --             --
   Vehicle and equipment loans                           (10,000)          8,000        140,000
                                                     -----------     -----------   ------------
                                                         881,000       4,362,000     36,876,000
                                                     -----------     -----------   ------------
Change in cash during the period                        (146,000)      2,674,000         22,000

Cash, beginning of period                                168,000       1,930,000
                                                     -----------     -----------   ------------
Cash, end of period                                       22,000      $4,604,000         22,000
                                                     -----------     -----------   ------------
                                                     -----------     -----------   ------------
Cash (indebtedness) consists of:
  Cash                                                  $522,000       4,604,000
  Bank loan                                             (500,000)           --
                                                     -----------     -----------
                                                        $ 22,000       4,604,000
                                                     -----------     -----------
                                                     -----------     -----------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for interest                 $ 3,000
                                                     -----------     -----------


See accompanying notes.

                   INTERNATIONAL PRECIOUS METALS CORPORATION
                         (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF DEFERRED MINERAL EXPLORATION EXPENDITURES

                                                              Cummulative
                                                              From inception,
                                    Three months ended        July 22, 1980 to
                                     1998         1997        March 31, 1998
                                    ------       ------       ----------------
                                               (Note 2 (a))
Balance, beginning of period      $37,891,000   $ 9,526,000            --
Property acquisition costs
  and option payments                     --            --       32,531,000
Exploration expenditures              287,000       475,000      17,808,000
                                  -----------   -----------  --------------
                                   38,178,000    10,001,000      50,339,000
Expenditures written off                  --            --       12,161,000
                                  -----------   -----------  --------------
Balance, end of period            $38,178,000   $10,001,000      38,178,000
                                  -----------   -----------  --------------
                                  -----------   -----------  --------------


See accompanying notes.

                    INTERNATIONAL PRECIOUS METALS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company is amalgamated under the laws of the Province of Ontario Canada.

1.     PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of International Precious Metals Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, and cash flows and the results of operations for the three months ended March 31, 1997 and 1998. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 1997.

2.  CONTINUATION OF BUSINESS

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

As well, it is the intention of the company's management to seek joint venture partners for several of the company's properties. To achieve this end, management engaged independent consultants to prepare detailed reports on some of the properties and engaged them to market such properties.

The consolidated financial statements do not give effect to adjustments, if any, that may be necessary should the company be unable to continue as a going concern and be required to realize its assets and liquidate its liabilities in other than the normal course of business. In this event, the amounts realized on disposal of its assets may be substantially less than their recorded amounts.


3.  FOREIGN CURRENCY TRANSLATION

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

4.  OTHER ASSETS

                                                       March 31,
                                                 1998           1997
                                                 ----           ----
Related parties (Note 12)
   - Advances                                $   55,000      $ 799,000
   - Investment in common shares                343,000        299,000
Prepaids, deposits and sundry receivables       190,000         91,000
                                             ----------     ----------
                                             $  588,000     $1,189,000
                                             ----------     ----------
                                             ----------     ----------

The advances to related parties are unsecured and non-interest bearing. A majority of these advances result from an allocation of overhead expenses and the use of company personnel. It is management's intention to sell the investments in common shares in related parties in the future. Accordingly, advances and investment in common shares have been written-down to their respective market values.

5.   DEFERRED MINERAL EXPLORATION EXPENDITURES

                    BAL.         EXPEND.        EXPEND.       BALANCE
                    BEG OF       FOR THE        WRITE OFF     AS OF MARCH
PROPERTIES          YEAR         YEAR           IN THE YEAR   31, 1998
                    ----------   ------------   -----------   ------------
North America
  -Big Trout Lake   $  276,000   $          0    $         0   $   276,000
  -Eagle Lake          164,000              0              0       164,000
  -Black Rock       37,451,000        287,000              0    37,738,000
                    ----------   ------------   -----------   ------------

March 31, 1998      37,891,000        287,000             0     38,178,000
                    ----------   ------------   -----------   ------------
                    ----------   ------------   -----------   ------------

March 31, 1997      $8,298,000   $ 30,385,000   $   792,000   $ 37,891,000
                    ----------   ------------   -----------   ------------
                    ----------   ------------   -----------   ------------

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

The company and Omega amended the Property Purchase Agreement by agreement dated July 29, 1997 (the "Amended Agreement"), pursuant to which the payment date for the balance of the Black Rock property was extended from July 15, 1997 to October 15, 1997. As consideration for the amendment, the company agreed to pay to Omega the sum of $5,000 per day for the period subsequent to July 15, 1997 and the issuance of 500 common shares per day for the period from July 15, 1997 to August 15, 1997, the issuance of 1,000 common shares per day for the period from August 16, 1997 to September 15, 1997, and 1,500 common shares per day for the period from September 16, 1997 to October 15, 1997 (an aggregate of 91,500 common shares and $845,000 cash for the period ended December 31, 1997).

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


6.  CAPITAL ASSETS

                                                                  Net
                                           Accumulated  ------------------------
                              Cost         amortization          March 31,
                                                            1998         1997
                              -----------  -----------  -----------  -----------
Machinery and equipment       $   522,000  $   168,000  $   354,000  $   363,000
Field Vehicles                    172,000       58,000      114,000      290,000
Office equipment and fixtures     566,000      159,000      407,000      305,000
                              -----------  -----------  -----------  -----------
                              $ 1,260,000  $   385,000  $   875,000  $   958,000
                              -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------

7.  BANK LOAN

The bank loan bears interest at 7.5% per annum and is secured by certain cash balances.

8.  DEBENTURES

The debentures are repayable for CDN $250,000 on demand and bear interest at Canadian prime rate less 2%.

On dates between January 1, 1998 and February 16, 1998, the company issued $200,000 of 9% senior convertible debentures due on January 31, 2001 with a conversion price equal to the lower of : 110% of the company's share price at the date of debenture issuance; and 80% of the company's share price for the 5 trading days prior to date of conversion. On March 25, 1998, the company received a conversion request for the debenture. It was converted at $200,000 plus interest of $3,000 for a total of 563,799 shares.


9.     VEHICLE AND EQUIPMENT LOANS

                                                            March 31,
                                                        1998       1997
                                                     ---------   ---------
Surveying and field equipment loans, repayable
   monthly at $975 principal and interest at 21.5%
   per annum, due January 2001                       $  25,000   $  26,000

Field vehicle and equipment loans, repayable
   monthly at $2,706 principal plus interest at 7%
   per annum, due October 2001                         115,000     124,000

Field vehicle loans, other                                   0           0
                                                     ---------   ---------

                                                     $ 140,000   $ 150,000
     Current portion                                    39,000      39,000
                                                     ---------   ---------
                                                     $ 101,000   $ 111,000
                                                     ---------   ---------
                                                     ---------   ---------

The loans are secured by the related vehicles and equipment.


10.  SHARE CAPITAL

On January 13, 1998 the company completed a private placement of 1,000,000 units, with each unit consisting of one common share and one warrant to purchase a common share at $1.25 prior to the close of business on December 3, 1998, for aggregate proceeds of $1,250,000. Subsequently, 50,000 of these shares are being returned to the company for cancellation.


11.  SHARE OPTIONS AND WARRANTS

(a)  STOCK OPTIONS

Under the terms of the Employee Stock Option Plan (the "Plan"), the Company may issue options to eligible employees to purchase an aggregate of 2,400,000 common shares of the Company at prices not lower than the market price of the shares at the date prior to the grant.

Options outstanding at March 31, 1998 expire at various dates from March 3, 1999 to October 22, 2002

(c)  Warrants

Warrants issued in 1996 providing the right to purchase 930,000 common shares at a price of $6.00 per common share remain outstanding with an expiry date of May 1, 1998. During the year an additional 25,000 warrants were exercised at $4.40 per share however, these exercised shares were returned to the company subsequent to the year end.


12.  RELATED PARTY TRANSACTIONS

Other assets from related parties relate to amounts from corporations which have senior management in common with the company (see Note 4).

In addition to items disclosed separately in the financial statements, the following transactions took place in the normal course of business with related parties. These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) During the three months ended March 31, 1998, the company incurred legal and secretarial fees provided by directors and senior officers of the company amounting to $21,000 (1997 - $18,000). These fees have been charged to administrative expenses.

(b) During the three months ended March 31, 1998, consulting fees were charged by directors and senior officers of the company amounting to $180,000 (1997 - $72,000). Of the total fees, $65,000 (1997 - $51,000) has been charged to administrative expenses and $115,000 (1997 - $20,000) pertaining to time spent overseeing the Black Rock exploration has been included in the company's deferred mineral exploration expenditures.


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


14.  SEGMENTED INFORMATION

The company's major activity relates to the exploration for precious metal (gold, silver and platinum) in the United States of America and Canada. Below are details of the company's mineral expenditures and identifiable assets segregated according to the country where the expenditure was incurred or the asset is situate, as the case may be:

                                           United States      Canada
                                           -------------      ------
     Three months ended March 31, 1998:
        Mineral expenditures                $   287,000      $        0
        Identifiable assets                 $39,702,000      $  440,000


     Year ended 1997:
        Mineral expenditures                $30,236,000      $  149,000
        Identifiable assets                 $39,931,000      $  440,000

     Year ended 1996:

        Mineral expenditures                $ 2,412,000      $   64,000
        Identifiable assets                 $10,918,000      $1,040,000


15.      LEGAL PROCEEDINGS

The company is in receipt of a demand letter seeking payment of the sum of $2,500,000 pursuant to a performance agreement the company signed to purchase a certain assay methodology and a claim for unauthorized appropriation of proprietary technology. The company believes the methodology has not been proven by third party verification and that it has developed its own methodology which is independent and is based on a different technology. At this time it is unknown if additional amounts, if any, are payable pursuant to this demand letter.

MG Gold Corporation is claiming the sum of $50,000 plus interest with respect to monies provided to the company. The company disputes this debt. It is the company's position that MG Gold Corporation owes IPM the sum of $242,000.

16.  OTHER INFORMATION

(a)  Nasdaq Delisting

During 1997, the company was the subject of several inquiries by The Nasdaq Stock Market, Inc. ("Nasdaq"), the United States Securities and Exchange Commission and the Arizona Corporation Commission. The company was asked to voluntarily provide certain information and documentation to questions raised by each regulatory authority. The company voluntarily provided each regulatory authority with the information and documentation requested, and to date, no further inquiry has been made except as noted below.

On February 11, 1998, the company received a Notice stating that Nasdaq staff had determined that the company no longer qualified for continued listing on the Nasdaq SmallCap Market. The company requested and was granted a hearing before an independent panel to review the determination of the Nasdaq staff. The hearing was held on March 19, 1998, and on April 16, 1998, the company was delisted from the Nasdaq SmallCap Market. The company has submitted the notice to appeal the decision.

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

The effect of these differences on the financial statements is as follows:

(a)  Balance sheet:                                 March 31,    December 31,
                                                      1998           1997
                                                  ------------   ------------
Deferred mineral exploration expenditures
  Under U.S. GAAP                                 $ 38,178,000   $ 37,891,000
  Premium on flow-through shares - b) above            339,000        339,000
  Pooling - c) above                                   442,000        442,000
  Period costs - d) above                              447,000        447,000
                                                  ------------   ------------

  Under Canadian GAAP                             $ 39,406,000   $ 39,119,000
                                                  ------------   ------------
                                                  ------------   ------------
Deferred premium on flow-through shares
  Under U.S.  GAAP                                $          0   $          0
Applied to deferred mineral
  exploration expenditures - b) above                  339,000        339,000
                                                  ------------   ------------

  Under Canadian GAAP                             $    339,000   $    339,000
                                                  ------------   ------------
                                                  ------------   ------------
Share capital
  Under U.S. GAAP                                 $ 64,285,000   $ 62,894,000
  Share issue costs - a) above                       2,159,000      2,159,000
  Pooling - c) above                                   493,000        493,000
                                                  ------------   ------------

  Under Canadian GAAP                             $ 66,937,000   $ 65,546,000
                                                  ------------   ------------
                                                  ------------   ------------
Deficit
  Under U.S. GAAP                                 $ 26,859,000   $ 26,172,000
  Share issue costs - a) above                       2,159,000      2,159,000
  Pooling - c) above                                    51,000         51,000
  Period costs - d) above                             (447,000)      (447,000)
                                                  ------------   ------------

  Under Canadian GAAP                             $ 28,622,000   $ 27,935,000
                                                  ------------   ------------
                                                  ------------   ------------

18. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES AND THOSE IN CANADA (CONTINUED)

(b)  Statement of loss and deficit

                                                                            Cummulative
                               March 31,        Year ended December 31,     from inception
                                 1998           1997              1996      July 22, 1980 to
                                                                            March 31, 1998
                              ------------   ------------   -------------   --------------
Net loss for the period
  under U.S. GAAP             $    687,000   $  4,840,000   $  1,399,000     $ 26,859,000

Pooling adjustment
  c)  above                              0              0              0           51,000

Period cost adjustment
  (d)  above                             0              0              0         (447,000)
                              ------------   ------------   ------------     -------------

Net loss for the period
   under Canadian GAAP        $    687,000   $  4,840,000   $  1,399,000     $ 26,463,000
                              ------------   ------------   ------------     ------------
                              ------------   ------------   ------------     ------------

Loss per share
   under Canadian GAAP             $  0.03        $  0.27        $  0.11
                                   -------        -------        -------
                                   -------        -------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

LIQUIDITY, CAPITAL RESOURCES AND LIMITED OPERATIONS

         From inception, July 22, 1980, to the end of 1986, the sole activity of International Precious Metals Corporation ("the company" or "IPM") has been related to the exploration for and investigation of precious metal deposits in Canada and the United States. In early 1987, the Company entered into an agreement to participate in an oil exploration program in the State of Illinois; in June 1987, the resulting oil wells commenced production and the Company realized its first operating revenues. The Company has financed virtually all of its exploration activities through various equity financings, which continue to be the Company's major source of capital. Interest income realized from excess cash balances has been applied to the Company's administrative costs. Exploration for precious metals continues to be the Company's major activity. The Company acquires its interests in various properties either by its own grass-roots exploration efforts, or by participation in the exploration of properties owned by others, in which case the Company may earn an interest in the properties by the expenditure of its funds on the properties or by making payments or issuing its shares to the property owner. Conversely, the Company may allow others to earn an interest in its properties by the expenditure of their funds on the exploration of the Company's properties.

         Pursuant to a letter agreement dated March 11, 1998 between Omega and the Company, the Company is required to make a payment to Omega of $1,000,000.00 upon the exercise of the 1,000,000 warrants, providing the warrant holders with the right to purchase 1,000,000 common shares of IPM at any time prior to December 3, 1998, at $1.25 per common share. If IPM does not pay Omega the $1,000,000.00 on or prior to December 15, 1998, then such amount will bear interest at the prime rate charged by IPM's bankers in Phoenix, Arizona, plus 2%. IPM will issue a promissory note to reflect this debt obligation.

         From inception, July 22, 1980, to December 31, 1997, the Company raised gross proceeds of $35,180,000 through the issue of its common shares. In addition, $950,000 was raised by the sale of convertible debentures in 1990 and 1998. Of these amounts, approximately $23,305,000 has been expended on exploration and development activities.

         On dates between January 1, 1998 and February 16, 1998, the Company issued $200,000 of 9% convertible debentures due on January 31, 2001 with a conversion price equal to the lower of: 110% of the Company's shares price at the date of debenture issuance; and 80% of the Company's share price for the 5 trading days prior to date of conversion. On March 25, 1998, the Company received a conversion request for the debenture. It was converted at $200,000 plus interest of $3,000 for a total of 563,799 shares.

         In the three months ended March 31, 1998, proceeds from shares issued totaled $1,250,000 (of which 50,000 shares with a value of $62,500 are being returned to the company) and exploration activities resulted in expenditures of $287,000. At March 31, 1998 the company had cash resources of approximately $522,000, of which $500,000 is collateral for a bank loan.

         Since all of the Company properties are presently in the exploration stage, the continuation of the Company is dependent on its ability to obtain equity financing to permit the further exploration and development of its properties.

         On February 11, 1998, the company received a Notice stating that Nasdaq staff had determined that the company no longer qualified for continued listing on the Nasdaq SmallCap Market. The company requested and was granted a hearing before an independent panel to review the determination of the

Nasdaq staff. The hearing was held on March 19, 1998, and on April 16, 1998, the company was delisted from the Nasdaq SmallCap Market. The company has submitted the notice to appeal the decision.

         In 1997, proceeds from shares issued totaled $5,609,000 and exploration activities resulted in expenditures of $5,185,000. At December 31, 1997, the Company had cash resources of approximately $668,000, of which $500,000 is collateral for a bank loan.

         Of the 22,613,562 common shares of the Company outstanding on May 4, 1998, 459,473 were "flow-through" shares. "Flow-through" shares are common shares of the Company issued to investors under the terms of agreements which provide that the funds received will be expended on Canadian Explorations Expenditures ("CEE"), as defined in the Income Tax Act Canada, and that unexpended funds will be held in trust. The CEE so incurred are deductible for income tax purposes only by the shareholder and, accordingly, are not available to the Company. (See Note 8 of Notes to Financial Statements of the Company contained herein.)

         During 1996, the company purchased 85,000 common shares of Namibian Copper Mines, Inc. ("Namibian") at $3.50 per common share. The company invested in Namibian with a view to expanding its exploration interest. Both Alan Doyle, a director and chairman of the board of the company, and Bill Allred, formerly the Chief Financial Officer of the company, are directors, officers and shareholders of Namibian. Additionally, during 1997, the company made non-interest bearing loans to Namibian to cover the operating office expenses of Namibian, including the partial salaries of employees of the company. Namibian utilized employees of the company to carry out normal technical and financial duties, with the allocation of expenses associated with such functions accrued over time. All monies accrued under this arrangement, being the sum of $372,000, were converted into 1,072,990 common shares of Namibian. During the first quarter of 1998, all of the company's interest in Namibian was sold for an aggregate consideration of $100,000.

         During 1996 and 1997, the company advanced monies to MG Gold Corporation ("MG Gold") totalling $292,000 (the "Loan"). Additionally, during 1997, the company made non-interest bearing loans to MG Gold to cover the operating office expenses of MG, including the partial salaries of employees of the company to carry out normal technical and financial duties, with the allocation of expenses associated with such functions accrued over time. Both Le Furlong, formerly a director, president and chief executive officer of the company, and Paul Mentzer, formerly the vice president, operations of the company, are directors, officers and shareholders of MG Gold. The monies accrued under this arrangement, being the sum of $344,000, were converted into an aggregate of 1,160,000 common shares of MG Gold (840,000 common shares at $0.25 per common share and 320,000 common shares at $0.32 per common share). MG Gold repaid the sum of $50,000 owing to IPM during 1997, on account of the Loan and to date MG Gold still owes the sum of $242,000. MG Gold disputes the balance owing and is claiming that the $50,000 paid to IPM by MG gold was a loan by MG Gold to Ipm and not a repayment of amounts owing by MG Gold to IPM. MG Gold maintains that IPM converted the entirety of the Loan into 300,000 common shares of MG Gold at $1.00 per common share. The company rejects this position and maintains that the company never accepted any shares in lieu of such payment.

         The Company has an outstanding debenture in the amount of $175,000.

RESULTS OF OPERATIONS

1997 Compared to 1996

         The loss for 1997 of $4,840,000 was larger than the loss for 1996 of $1,399,000 due primarily to an increase in administrative expenses, the writing off of mineral exploration expenditures on the Company properties amounting to $792,000, and the write down on investments of $436,000. The administrative expenses were larger due in part to an expansion of the assay recovery process, moving to a new location, and increased legal costs.

         During 1997, the Company: (i) issued 1,865,000 common shares for cash on exercise of warrants at prices ranging from $1.20 to $4.40 per share, resulting in proceeds of $4,978,000; (ii) issued 233,950 common shares pursuant to the exercise of options at prices ranging from $1.05 to $4.50 per share for cash consideration of $631,000; (iii) issued 1,000,000 common shares under private placements with respect to the purchase price of the "Black Rock Properties" at $10.00 per share; (iv) issued 3,000,000 common shares under private placement, originally as security with respect to the purchase of "Black Rock Properties" and amended to be released as satisfaction of the payment of the balance of the property price at $5.40 per share; (v) and issued 91,500 under private placement with respect to the purchase of the "Black Rock Properties" at prices ranging from $4.80 to $6.40 per share.

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

1995 Compared to 1994

         The loss of $3,059,000 for 1995 was larger than the loss of $1,855,000 for 1994 due to the write off in 1995 of exploration costs of $1,788,000, offset in part by a decrease in administrative expenses in 1995.

         On April 13, 1995, the Company renegotiated an option agreement with Phoenix extending to 15 square miles the claims optioned to the Company at the Black Rock Property, and issued to Phoenix debentures totaling US$2,400,000. (See Items 1 and 2 -- Business and Properties.)

         In addition, during 1995, the Company: (i) issued 1,700,000 common shares under private placements at prices ranging from $1.35 to $2.00 per share for cash consideration of $2,869,000; (ii) issued 5,000 common shares upon the exercise of options at a price of $2.12 per share for cash consideration of $10,600 and 495,098 common shares upon the exercise of options at prices ranging from $0.84 to $3.28 per share for services valued at $1,083,000; and (iii) issued 77,000 common shares on exercise of warrants at prices ranging from $1.20 to $1.35 per share for cash consideration of $98,000.

         During January 1995 the Board decided to centralize the Company's accounting and administration in North America. This decision resulted in the closure of the Australian accounting and administrative office and caused the Company to incur certain costs associated with the relocation of the Company's accounting administration office to Phoenix, Arizona and Toronto, Canada.

         Major items included in administrative expenses were consulting fees of approximately $450,000, professional fees of approximately $200,000 and travel and promotion costs of approximately $200,000. The decrease in administrative costs to $1,198,000 in 1995, as compared to $1,566,000 in 1994, was due primarily to the closing of the Australian office.


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


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The company is in receipt of a demand letter seeking payment of the sum of $2,500,000 pursuant to a performance agreement the company signed to purchase a certain assay methodology and a claim for unauthorized appropriation of proprietary technology. The company believes the methodology has not been proven by third party verification and that it has developed its own methodology which is independent and is based on a different technology. At this time it is unknown if additional amounts, if any, are payable pursuant to this demand letter.

Item 2.  CHANGES IN SECURITIES

There have been no changes in securities for the three months ended March 31, 1998.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities for the three months ended March 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no submissions of matters to a vote of security holders for the three months ended March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There have been no exhibits to attach to this report nor have there been any filings on Form 8-K for the three months ended March 31, 1998.